Form 10-Q
period 2024-06-30
NOVAVAX INC
filed 2024-08-08
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 160,093,639 as of July 31, 2024.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023	2
	Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	3
	Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2024 and 2023	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42
PART II. OTHER INFORMATION		43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	45
Item 5	Other Information	47
Item 6.	Exhibits	49
SIGNATURES		50

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product sales	$19,904	$285,163	$102,228	$277,706
Licensing, royalties, and other	395,580	2,184	407,111	3,213
Grants	—	137,079	—	224,458
Total revenue	415,484	424,426	509,339	505,377

Expenses:
Cost of sales	46,242	55,777	105,451	89,863
Research and development	106,946	219,475	199,625	466,576
Selling, general, and administrative	101,298	93,717	188,096	206,249
Total expenses	254,486	368,969	493,172	762,688
Income (loss) from operations	160,998	55,457	16,167	(257,311)
Other income (expense):
Interest expense	(4,143)	(3,124)	(8,254)	(7,440)
Other income, net	7,731	5,532	11,385	29,894
Income (loss) before income tax expense (benefit)	164,586	57,865	19,298	(234,857)
Income tax expense (benefit)	2,205	(143)	4,467	1,040
Net income (loss)	$162,381	$58,008	$14,831	$(235,897)

Net income (loss) per share:
Basic	$1.09	$0.65	$0.10	$(2.69)
Diluted	$0.99	$0.58	$0.10	$(2.69)
Weighted average number of common shares outstanding:
Basic	148,379	89,362	144,147	87,769
Diluted	165,855	104,065	145,121	87,769
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$162,381	$58,008	$14,831	$(235,897)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale marketable securities	(150)	—	(150)	—
Foreign currency translation adjustment	467	(5,011)	(13,080)	(1,800)
Other comprehensive income (loss)	317	(5,011)	(13,230)	(1,800)
Comprehensive income (loss)	$162,698	$52,997	$1,601	$(237,697)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$680,162	$568,505
Marketable securities	369,432	—
Restricted cash	10,486	10,424
Accounts receivable	32,105	297,240
Inventory	9,172	41,696
Prepaid expenses and other current assets	102,013	226,023
Total current assets	1,203,370	1,143,888
Property and equipment, net	288,559	305,771
Right of use asset, net	169,507	185,218
Goodwill	123,377	127,454
Other non-current assets	33,833	35,159
Total assets	$1,818,646	$1,797,490
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$79,962	$132,610
Accrued expenses	159,221	394,668
Deferred revenue	666,390	241,310
Current portion of finance lease liabilities	9,427	5,142
Other current liabilities	242,811	861,408
Total current liabilities	1,157,811	1,635,138
Deferred revenue	533,431	622,210
Convertible notes payable	168,848	168,016
Non-current finance lease liabilities	54,970	55,923
Other non-current liabilities	335,292	33,130
Total liabilities	2,250,352	2,514,417

Commitments and contingencies (Note 15)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—

Stockholders' deficit:
Common stock, $0.01 par value, 600,000,000 shares authorized at June 30, 2024 and December 31, 2023; 161,267,120 shares issued and 159,891,014 shares outstanding at June 30, 2024 and 140,506,093 shares issued and 139,505,770 shares outstanding at December 31, 2023	1,613	1,405
Additional paid-in capital	4,477,748	4,192,164
Accumulated deficit	(4,806,120)	(4,820,951)
Treasury stock, cost basis, 1,376,106 shares at June 30, 2024 and 1,000,323 shares at December 31, 2023	(94,439)	(92,267)
Accumulated other comprehensive income (loss)	(10,508)	2,722
Total stockholders’ deficit	(431,706)	(716,927)
Total liabilities and stockholders’ deficit	$1,818,646	$1,797,490
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Three and Six Months Ended June 30, 2024 and 2023
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance at March 31, 2024	141,700,972	$1,417	$4,204,775	$(4,968,501)	$(93,950)	$(10,825)	$(867,084)
Stock-based compensation	—	—	14,099	—	—	—	14,099
Stock issued under incentive programs	472,751	5	2,656	—	(489)	—	2,172
Issuance of common stock, net of issuance costs of $3,830	19,093,397	191	256,218	—	—	—	256,409
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(150)	(150)
Foreign currency translation adjustment	—	—		—	—	467	467
Net income	—	—	—	162,381	—	—	162,381
Balance at June 30, 2024	161,267,120	$1,613	$4,477,748	$(4,806,120)	$(94,439)	$(10,508)	$(431,706)

Balance at March 31, 2023	87,139,831	$871	$3,767,733	$(4,569,794)	$(91,226)	$(3,166)	$(895,582)
Stock-based compensation	—	—	20,292	—	—	—	20,292
Stock issued under incentive programs	95,965	1	(1)	—	(198)	—	(198)
Issuance of common stock, net of issuance costs of $861	7,947,954	80	67,892	—	—	—	67,972
Foreign currency translation adjustment	—	—	—	—	—	(5,011)	(5,011)
Net income	—	—	—	58,008	—	—	58,008
Balance at June 30, 2023	95,183,750	$952	$3,855,916	$(4,511,786)	$(91,424)	$(8,177)	$(754,519)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2023	140,506,093	$1,405	$4,192,164	$(4,820,951)	$(92,267)	$2,722	$(716,927)
Stock-based compensation	—	—	25,655	—	—	—	25,655
Stock issued under incentive programs	1,667,630	17	3,711	—	(2,172)	—	1,556
Issuance of common stock, net of issuance costs of $3,830	19,093,397	191	256,218	—	—	—	256,409
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(150)	(150)
Foreign currency translation adjustment	—	—	—	—	—	(13,080)	(13,080)
Net income	—	—	—	14,831	—	—	14,831
Balance at June 30, 2024	161,267,120	$1,613	$4,477,748	$(4,806,120)	$(94,439)	$(10,508)	$(431,706)

Balance at December 31, 2022	86,806,554	$868	$3,737,979	$(4,275,889)	$(90,659)	$(6,377)	$(634,078)
Stock-based compensation	—	—	48,939	—	—	—	48,939
Stock issued under incentive programs	429,242	4	1,106	—	(765)	—	345
Issuance of common stock, net of issuance costs of $861	7,947,954	80	67,892	—	—	—	67,972
Foreign currency translation adjustment	—	—	—	—	—	(1,800)	(1,800)
Net loss	—	—	—	(235,897)	—	—	(235,897)
Balance at June 30, 2023	95,183,750	$952	$3,855,916	$(4,511,786)	$(91,424)	$(8,177)	$(754,519)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income (loss)	$14,831	$(235,897)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	23,279	19,110
Non-cash stock-based compensation	25,655	48,939
Provision for excess and obsolete inventory	18,472	31,546
Impairment of long-lived assets	1,669	10,081
Other items, net	(2,687)	(89)
Changes in operating assets and liabilities:
Inventory	14,176	(19,361)
Accounts receivable, prepaid expenses, and other assets	390,766	(266,482)
Accounts payable, accrued expenses, and other liabilities	(366,484)	(443,238)
Deferred revenue	111,037	357,860
Net cash provided by (used in) operating activities	230,714	(497,531)

Investing Activities:
Capital expenditures	(9,753)	(26,774)
Purchases of available-for-sale marketable securities	(369,582)	—
Internal-use software	(622)	(4,563)
Net cash used in investing activities	(379,957)	(31,337)

Financing Activities:
Net proceeds from sales of common stock	263,272	61,986
Net proceeds from the exercise of stock-based awards	1,556	345
Finance lease payments	(726)	(26,784)
Repayment of 2023 Convertible notes	—	(325,000)
Payments of costs related to issuance of 2027 Convertible notes	—	(3,591)
Net cash provided by (used in) financing activities	264,102	(293,044)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(3,111)	(8,992)
Net increase (decrease) in cash, cash equivalents, and restricted cash	111,748	(830,904)
Cash, cash equivalents, and restricted cash at beginning of period	583,810	1,348,845
Cash, cash equivalents, and restricted cash at end of period	$695,558	$517,941

Supplemental disclosure of non-cash activities:
Sale of common stock under the Sales Agreement not settled at quarter-end	$—	$5,986
Right-of-use asset leases, net of tenant improvement allowance on facility leases	$(8,289)	$—
Capital expenditures included in accounts payable and accrued expenses	$2,137	$6,591

Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$7,180	$11,294
Cash paid for income taxes, net of refunds	$(649)	$128
    The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
Note 1 – Organization and Business
Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) is a global company that is advancing protein-based vaccines with its Matrix-MTM adjuvant. Novavax offers a differentiated vaccine platform that combines a recombinant protein approach, innovative nanoparticle technology, and patented Matrix-M™ adjuvant to enhance the immune response. In May 2024, Novavax entered into a collaboration and licensing agreement (the “Collaboration and License Agreement” or “ Sanofi CLA”) with Sanofi Pasteur Inc. (“Sanofi”) to co-commercialize Novavax’s current standalone COVID-19 vaccines (“COVID-19 Vaccine”), including Novavax’s NuvaxovidTM, prototype COVID-19 vaccine (“NVX-CoV2373,” or “prototype vaccine”) and XBB COVID-19 vaccine (“NVX-CoV2601”), and the Company’s updated vaccine for the 2024-2025 vaccination season (“NVX-CoV2705,” or “updated vaccine” and, collectively with NVX-CoV2373 and NVX-CoV2601, the Company’s “COVID-19 Vaccine” or “COVID-19 Program”). This agreement is discussed in greater detail in Note 6 of Novavax’s consolidated financial statements. The partnership with Sanofi allows Novavax to broaden access to its vaccine and adjuvant and refocus on clinical-stage research and development and pipeline expansion beginning in 2025.

Through the end of the 2024-2025 vaccination season, Novavax will continue commercialization of its COVID-19 Vaccine. Local regulatory authorities have also specified nomenclature for the labeling of NVX-CoV2373 and NVX-CoV2601 within their territories (e.g., “Novavax COVID-19 Vaccine, Adjuvanted”, “Novavax COVID-19, Adjuvanted (2023-2024 Formula),” respectively, for the U.S., and “Nuvaxovid™” for ex-US territories) collectively referred to as the Company’s “COVID-19 Program,” or “COVID-19 Vaccine”).

In 2024, the Company has submitted an amendment to the previously granted October 2023 Emergency Use Authorization (“EUA”) to the U.S. Food and Drug Administration (“U.S. FDA”), filed for a type II variation of the existing Marketing Authorization (“MA”) with the European Medicines Agency (“EMA”) and the United Kingdom's (“U.K.”) Medicines and Healthcare products Regulatory Agency (“MHRA”), and filed for authorization with Health Canada for the Company’s updated vaccine. Currently, the Company significantly depends on its supply agreement with Serum Institute of India Pvt. Ltd. (“SII”) and its subsidiary, Serum Life Sciences Limited (“SLS” and together with SII, “Serum”), for co-formulation, filling, and finishing (other than in Europe) and on its service agreement with PCI Pharma Services for finishing in Europe.

Novavax is advancing development of other vaccine candidates, including its COVID-19-Influenza Combination (“CIC”) and stand-alone influenza vaccine candidates. In addition, Novavax’s adjuvant is included in the University of Oxford and SII’s R21/Matrix-MTM malaria vaccine which has received authorizations in a number of countries with doses administered in 2024. Novavax’s COVID-19 Vaccine and its other vaccine candidates incorporate the Company’s proprietary Matrix-M™ adjuvant to enhance the immune response and stimulate higher levels of functional antibodies and induce a cellular immune response.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
The unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The aggregate foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency were a $1.6 million loss and a $6.7 million loss, and a $0.2 million loss and $16.1 million gain for the three and six months ended June 30, 2024 and 2023, respectively, which are reflected in Other income (expense).

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
In May 2024, the Company entered into the Sanofi CLA and a securities subscription agreement (the “Subscription Agreement”) with Sanofi as a result of which, the Company received a total of $568.8 million during the second quarter of 2024 (See Note 6).
As of June 30, 2024, the Company had $680.2 million in cash and cash equivalents, $369.4 million in marketable securities, and working capital of $45.6 million. During the six months ended June 30, 2024, the Company recognized net income of $14.8 million, and had net cash flows provided by operating activities of $230.7 million.
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Based on the Company’s current cash and cash equivalents and marketable securities balances and its current cash flow forecast for the one-year going concern look forward period, the Company has concluded that it will have sufficient capital available to fund its operations for the one-year period from the date that these financial statements are issued. As of December 31, 2023, the Company had concluded that there was substantial doubt about its ability to continue as a going concern primarily due to significant uncertainty related to its ability to successfully develop, manufacture, distribute, and market its updated vaccine and execute on certain cost-reduction initiatives as described in Note 16. The Sanofi CLA has alleviated the substantial doubt.
Revenue Recognition, Licensing and Transition Services
The terms of the Company’s third-party licensing agreements may contain multiple performance obligations, including licenses and transition services. The Company evaluates licensing agreements under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to determine the distinct performance obligations. Prior to recognizing revenue, the Company estimates the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Total consideration may include nonrefundable upfront license fees, transition service fees, other payments based upon the achievement of specified milestones, and royalty payments based on product sales from licensed products.

For multiple performance obligation arrangements, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined for each performance obligation based on the prices charged to customers, discounted cash flows, or using expected cost-plus margin. For standalone selling prices determined using discounted cash flows, the Company considers discounted, probability-weighted cash flows related to the performance obligation transferred. In developing such estimates, the Company applies judgment in determining the forecasted revenue, expected margins, and the discount rate. These estimates are subjective and require the Company to make assumptions about future cash flows. Revenue related to performance obligations satisfied at a point in time is recognized when the customer obtains control of the promised asset. For performance obligations recognized over time, the Company recognizes revenue using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Under this process, the Company considers the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, and indirect administrative costs. Estimating the total cost at completion of the Company’s performance obligation under a contract is subjective and requires the Company to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and may impact the timing of revenue recognition on the Company’s contracts. Changes in estimates related to the process are recognized in the period when such changes are made on a cumulative catch-up basis. The Company has not experienced any material adjustments as a result of changes in estimates arising from this process.
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
See Note 16 for additional information on the severance and employee benefit costs for terminated employees and impairment of assets in connection with the Company’s Restructuring Plan as defined in Note 16.
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

Note 3 – Marketable Securities
Marketable securities were classified as available-for-sale as of June 30, 2024 and comprised of (in thousands):

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$369,582	$—	$(150)	$369,432	$—	$—	$—	$—
Total marketable securities	$369,582	$—	$(150)	$369,432	$—	$—	$—	$—

As of June 30, 2024, investments in marketable securities, comprising corporate debt securities, were due to mature within one year. Based on the Company’s policy under the expected credit loss model, including an assessment of unrealized losses on the portfolio as of June 30, 2024, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of June 30, 2024. Also, based on the scheduled maturities of the investments, the Company was more-likely-than-not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis. As of June 30, 2024, the Company held no securities that were in an unrealized loss position for more than 12 months.

Note 4– Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at June 30, 2024			Fair Value at December 31, 2023
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$188,086	$—	$—	$171,824	$—	$—
Government-backed securities(1)	—	225,000	—	—	200,000	—
Treasury securities(1)	—	—	—	—	45,622	—
Corporate debt securities(2)	—	601,466	—	—	—	—
Total cash equivalents and marketable securities	$188,086	$826,466	$—	$171,824	$245,622	$—
Liabilities
5.00% Convertible notes due 2027	$—	$217,587	$—	$—	$100,909	$—
(1)Classified as cash and cash equivalents as of June 30, 2024 and December 31, 2023, respectively, on the consolidated balance sheets.
(2)Includes $232.0 million classified as Cash and cash equivalents and $369.4 million classified as marketable securities as of June 30, 2024, on the consolidated balance sheets.
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
During the six months ended June 30, 2024 and 2023, the Company did not have any transfers between levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 5 – Revenue
The Company's accounts receivable included $29.8 million and $286.4 million related to amounts that were billed to customers and $2.3 million and $10.8 million related to amounts which had not yet been billed to customers as of June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024 and 2023, changes in the Company’s accounts receivables, allowance for credit losses, and deferred revenue balances were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Accounts receivable:
Six Months Ended June 30, 2024	$304,916	$672,326	$(937,462)	$39,780
Six Months Ended June 30, 2023	96,210	793,039	(486,684)	402,565
Allowance for credit losses(1):
Six Months Ended June 30, 2024	$(7,675)	$—	$—	$(7,675)
Six Months Ended June 30, 2023	(13,835)	—	6,160	(7,675)
Deferred revenue:(2)
Six Months Ended June 30, 2024	$863,520	$365,150	$(28,849)	$1,199,821
Six Months Ended June 30, 2023	549,551	414,816	(56,957)	907,410
(1)    There was no allowance for credit losses recorded during the six months ended June 30, 2024 or 2023. During the six months ended June 30, 2023, there was a $6.2 million reversal of a credit loss allowance due to the collection of a previously recognized allowance for credit losses. To estimate the allowance for credit losses, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.
(2) Deductions from Deferred revenue generally related to the recognition of revenue once performance obligations on a contract with a customer are met. During the six months ended June 30, 2024, deductions included a $2.2 million reclassification of refundable upfront payments previously included in Deferred revenue to Other current liabilities. During the six months ended June 30, 2024, additions included a $225.0 million reclassification of refundable upfront payment from Other current liabilities to Deferred revenue related to the settlement with Gavi as discussed below. There were no such reclassifications during the six months ended June 30, 2023.

As of June 30, 2024, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties and constrained variable consideration, was approximately $2 billion, of which $1.2 billion was included in Deferred revenue. Failure to meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s APAs may require the Company to refund portions of upfront and other payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing to fulfill performance obligations related to APAs will depend on the timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request the Company’s updated vaccine under certain of the Company’s APAs.
Under an APA with Gavi, the Vaccine Alliance (“Gavi”), entered into in May 2021 (the “Gavi APA”), the Company received upfront payments of $700 million from Gavi (the “Advance Payment Amount”) to be applied against purchases of the Company’s prototype vaccine by certain countries participating in the COVAX Facility. As of December 31, 2023, the remaining Gavi Advance Payment Amount was $696.4 million. In February 2024, the Company entered into a Termination and Settlement Agreement with Gavi (the “Gavi Settlement Agreement”) terminating the Gavi APA, settling the arbitration proceedings, and releasing both parties of all claims arising from, under, or otherwise in connection with the Gavi APA. On February 22, 2024, the claims and counterclaims were dismissed with prejudice. Pursuant to the Gavi Settlement Agreement, the Company is responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which the Company paid in February 2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of the Company’s vaccines for supply to certain low-income and lower-middle income countries. The Company has the right to price the vaccines offered to such low-income and lower-middle income countries in its discretion, and, when utilized by Gavi, the Company will credit the actual price per vaccine paid against the applicable credit. The Company intends to price vaccines offered via the tender process, consistent with its shared goal with Gavi to provide equitable access to those countries. Also, pursuant to the Gavi Settlement Agreement, the Company granted Gavi an additional credit of up to $225 million that may be applied against qualifying sales of any of the Company’s vaccines for supply to such low-income and lower-middle income countries that exceed the $80 million deferred payment amount in any calendar year during the deferred payment term. In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of the $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and the additional credit of up to $225 million that may be applied for certain qualifying sales.
The Company recorded the $3.6 million difference between the refund liability recorded as of December 31, 2023 of $696.4 million and the $700 million of total consideration under the arrangement as a reduction to revenue during the six months ended June 30, 2024. As of June 30, 2024, the remaining amounts included on the Company’s consolidated balance sheet were $225 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $90 million in Other current liabilities, and $305 million in Other non-current liabilities. In addition, the Company and Gavi entered into a security agreement pursuant to which Novavax granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6), which will continue for the deferred payment term of the Gavi Settlement Agreement.
Product Sales
Product sales by the Company’s customer’s geographic location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$1,607	$—	$(4,755)	$—
Europe	169	1,518	90,586	58,785
Rest of the world	18,128	283,645	16,397	218,921
Total product sales revenue	$19,904	$285,163	$102,228	$277,706
Product sales in the U.S. are primarily made through large pharmaceutical wholesale distributors at the wholesale acquisition cost (“WAC”). Product sales in the U.S. are recorded net of gross-to-net deductions. During the six months ended June 30, 2024, product sales in North America includes $4.8 million of gross-to-net deductions in excess of the WAC, primarily due to wholesale distributor fees for shipments expected to be returned and adjustments made to estimated returns of prior period product sales, partially offset by updates to estimated product returns. During the six months ended June 30, 2024, product sales for the rest of the world includes a $3.6 million reduction to revenue recognized pursuant to the Gavi Settlement Agreement as discussed above.
As of June 30, 2024, changes in the Company’s gross-to-net deductions balances were as follows (in thousands):

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2023	$21,072	$84,616	$105,688
Amounts charged against product sales(1)	15,436	21,302	36,738
Credits/deductions	(35,621)	(51,331)	(86,952)
Balance as of June 30, 2024	$887	$54,587	$55,474
(1)    Amounts charged against product sales include $4.0 million of adjustments made to prior period product sales due primarily to changes in the estimate of product returns.

As of June 30, 2024 no gross-to-net deductions were included in Accounts receivable. As of December 31, 2023, $2.6 million of gross-to-net deductions were included in Accounts receivable. As of June 30, 2024 and December 31, 2023, $55.5 million and $103.1 million of gross-to-net deductions were included in Accrued expenses, respectively.
The Company has an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19

Vaccine (the “Australia APA”). In March 2024, the Company and Australia agreed to cancel the COVID-19 Vaccine doses previously scheduled for delivery in the fourth quarter of 2023. As a result of the cancellation, the total contract value was reduced by $54.0 million, including $6.0 million of deferred revenue related to the cancelled doses that will be applied as a credit towards future deliveries of doses. Australia is not required to purchase updated vaccine doses until the Company receives authorization from Therapeutic Goods Administration (“TGA”). The Company does not expect approval in time for product delivery in 2024 which could result in a loss or deferral of approximately $240 million of contract value. The Company plans to seek an amendment to the Australia APA which may not be achievable on acceptable terms or at all. As of June 30, 2024, $119.1 million was classified as current Deferred revenue and $14.7 million was classified as non-current Deferred revenue with respect to the Australia APA in the Company’s consolidated balance sheet. If the Company is unable to satisfy its obligations under the Australia APA, $92.5 million of deferred revenue may become refundable and approximately $225 million of remaining funds under the contract may no longer be available.
The Company has an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). The Canadian government may terminate the Canada APA, as amended, if the Company fails to receive regulatory approval for its COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre (“BMC”) Inc. on or before December 31, 2024. The Company does not anticipate achieving regulatory approval of its COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Therefore, the Company plans to seek an amendment to the Canada APA to address possible alternatives, which may not be achievable on acceptable terms or at all. As of June 30, 2024, $452.1 million was classified as current Deferred revenue and $136.1 million was classified as non-current Deferred revenue with respect to the Canadian APA in the Company’s consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available.

In July 2024, the Pharmaceutical Management Agency (“Pharmac”), a New Zealand Crown entity, provided notice of its termination of its APA (the “New Zealand APA”). As of June 30, 2024, $31.3 million was classified as current Deferred revenue with respect to such agreement in the Company’s consolidated balance sheet. New Zealand has requested a refund of certain advanced payments and the Company is in discussion with Pharmac on both, whether its termination of the New Zealand APA was appropriate under the New Zealand APA, and whether a refund of the advanced payments is appropriate under the New Zealand APA. Approximately $125 million of the contract value related to future deliverables may no longer be available if the APA is terminated.

Licensing, Royalties, and Other
Licensing, royalties, and other includes Licensing payments, Transition Services revenue, and Technology Transfer revenue from the Company’s Collaboration and License Agreement with Sanofi (“Sanofi CLA”); royalty milestone payments; sales-based royalties; and Matrix-M™ adjuvant sales.
During the three and six months ended June 30, 2024, respectively, the Company recognized $386.3 million and $390.3 million in revenue related to license fees and $2.7 million and $10.2 million in revenue related to Matrix-M™ adjuvant sales, respectively. During the three and six months ended June 30, 2024, the Company recognized $6.6 million of Transition Services revenue.
During the three and six months ended June 30, 2023, the Company recognized $2.2 million and $3.2 million in revenue related to Matrix-M™ adjuvant sales. During the three and six months ended June 30, 2023, the Company did not recognize revenue related to license fees or milestone payments.
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

Note 6 – Collaboration, License, and Supply Agreements
As of June 30, 2024, the Company’s material collaborations, license and supply agreements were as follows:
Serum
The Company previously granted SII exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of its prototype vaccine, NVX-CoV2601, its updated vaccine, and its CIC vaccine candidate. SII agreed to purchase the Company's Matrix-M™ adjuvant and the Company granted SII a non-exclusive license to manufacture the antigen drug substance component of the Company’s COVID-19 Vaccine in SII’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. The Company and SII equally split the revenue from SII’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. In May 2024, the Company and SLS entered into a supply agreement (the “SLS Supply Agreement”) under which SLS will supply the Company with antigen drug substance and finished COVID-19 Vaccine doses. The SLS Supply Agreement includes the general terms and conditions of supply orders between the Company and SLS. The Company and SLS intend to execute statements of work and firm purchase orders to included specific quantities to be delivered under the SLS Supply Agreement. The Company will supply SLS with all Matrix-M™ adjuvant needed to manufacture finished COVID-19 Vaccine doses. In March 2020, the Company entered into an agreement with SII that granted SII a non-exclusive license for the use of Matrix-M™ adjuvant supplied by the Company to develop, manufacture, and commercialize R21/Matrix-M™ adjuvant (“SII R21 Agreement”), a malaria vaccine created by the Jenner Institute, University of Oxford (“R21/Matrix-M™”). In December 2023, R21/Matrix-M™ received prequalification by the World Health Organization (“WHO”). Under the SII R21 Agreement, SII purchases the Company's Matrix-M™ adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
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
Sanofi
In May 2024, the Company entered into the Sanofi CLA under which the Company granted and Sanofi received the following:

i)    A co-exclusive license to commercialize the Company’s current stand-alone COVID-19 Vaccine, including the Company’s prototype vaccine and updated vaccines, that address seasonal variants throughout the world (the “COVID-19 Vaccine Products”);
ii)    A sole license to develop and commercialize combination products containing a potential combination of the Company’s COVID-19 Vaccine and Sanofi’s seasonal influenza vaccine (“COVID-19 and influenza Combination Products” or “CIC Products”);
iii)    A non-exclusive license to develop and commercialize combination products containing both the Company’s COVID-19 Vaccine and one or more non-influenza vaccines (“Other Combination Products” and together with the COVID-19 Vaccine Products, CIC Products, and Other Combination Products, “Licensed COVID-19 Products”); and
iv)    A non-exclusive license to develop and commercialize other vaccine products selected by Sanofi that include the Company’s Matrix-M™ adjuvant (as described below, the “Adjuvant Products”).

The Company is also responsible for performing services related to the technology transfer of its manufacturing process for the COVID-19 Vaccine Products and Matrix-M™ components to Sanofi. Until the successful completion of such transfer, the Company will supply Sanofi with both COVID-19 Vaccine Products and Matrix-M™ intermediary components for Sanofi’s use and is eligible for reimbursement of such costs from Sanofi. In addition, the Company is responsible for certain research and development and medical affairs services related to the COVID-19 Vaccine.
Under the Sanofi CLA, the Company will continue to commercialize its updated vaccine. Beginning in 2025 and continuing during the term of the Sanofi CLA, Sanofi and the Company will commercialize the COVID-19 Vaccine Products worldwide in accordance with a commercialization plan agreed by the Company and Sanofi, under which the Company will continue to supply its existing APA customers and strategic partners, including Takeda and SII. Upon completion of the existing APAs, the Company and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction.
Pursuant to the Sanofi CLA, the Company received a non-refundable upfront payment of $500 million in the second quarter of 2024. In addition, the Company will also be eligible to receive development, technology transfer, launch, and sales milestone payments totaling up to $700 million in the aggregate with respect to the COVID-19 Vaccine Products and royalty payments on Sanofi’s sales of such licensed products. Milestone payments are comprised of a payment of $175 million upon the approval of the marketing authorization for a COVID-19 Vaccine Product in a pre-filled syringe from the FDA, $25 million upon the transfer of such approval to Sanofi, $25 million upon the transfer of EMA approval of a COVID-19 Vaccine Product in a pre-filled syringe to Sanofi, $50 million upon database lock of an existing Phase 2/3 clinical trial (identifier 2019nCoV-503), $75 million upon the completion of the technology transfer of the Company’s manufacturing process for the COVID-19 Vaccine Products to Sanofi, and up to $350 million in CIC Product-related development and launch milestones.
The Company is also eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products. In addition, a portion of the technology transfer costs and research and development costs incurred by the Company will be reimbursed by Sanofi in accordance with agreed upon plans and budgets.
The Company assessed whether the Sanofi CLA fell within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) based on whether the arrangement involved joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. The Company determined that the Sanofi CLA did not fall within the scope of ASC 808, as the Company does not share in the significant financial risks of Sanofi's development or commercialization activities. The Company then analyzed the arrangement pursuant to the provisions of ASC 606 and determined that the arrangement represents a contract with a customer and is therefore within the scope of ASC 606.
The Company identified the following performance obligations in the Sanofi CLA and determined that they were within the scope of ASC 606: delivery of (i) the licenses described above (the COVID-19 Vaccine license, CIC Products license, Other Combination Product license, and Adjuvant Products license) (collectively the “Sanofi CLA Licenses’), (ii) research and development transition services that support further regulatory approval and development of the COVID-19 Vaccine, referred to as the Sanofi Transition Services, and (iii) technology transfer of the existing manufacturing process for the COVID-19 Vaccine Products and Matrix-M™ adjuvant, referred to as the “Sanofi Technology Transfer”.
The Company also evaluated whether certain options outlined in the Sanofi Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Sanofi and therefore are not considered separate performance obligations within the Sanofi CLA.
The Sanofi CLA Licenses performance obligations are considered functional intellectual property and distinct from other promises under the contract as Sanofi can benefit from the licenses on their own or together with other readily available resources. Also, the Sanofi Transition Services provide a distinct benefit to Sanofi within the context of the contract, separate from the licenses, as the services could be provided by Sanofi or another third party without the Company’s assistance. The Sanofi Technology Transfer obligation is distinct as Sanofi can benefit from the Sanofi CLA Licenses transferred by the Company at the inception of the agreement with other readily available resources. Therefore, each represents a separate performance obligation within the contract with a customer under the scope of ASC 606 at contract inception.

The Company determined the initial transaction price at inception of the Sanofi CLA to be $620.2 million, consisting of (i) fixed consideration (the $500 million upfront nonrefundable fee), (ii) and $120.2 million of variable consideration attributed to a $50.0 million clinical milestone and $70.2 million of estimated cost reimbursement related to Sanofi Transition Services and Sanofi Technology Transfer. Since the clinical milestone allocated to Sanofi Transition Services is entirely within the Company’s control, and the cost reimbursement variable consideration allocated to Sanofi Transition Services and Sanofi Technology Transfer would be recognized as revenue only as the costs are incurred, the Company determined it is not probable that a significant reversal of cumulative revenue would occur. The Company utilized the expected value method to determine the amount of these payments. The Company excluded certain regulatory and technology transfer milestones from the transaction price that were determined to be inherently uncertain of achievement and are highly susceptible to factors outside of the Company’s control. Sales-based royalties and launch milestones are related to the license of the intellectual property rights and the Company will recognize revenue for these in the period when subsequent sales are made or sale-based milestones are achieved pursuant to the sales-based royalty exception under ASC 606. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.
The Company allocated the fixed consideration (i.e., the $500 million nonrefundable upfront fee) to the performance obligations in the Sanofi CLA based on each performance obligation’s relative standalone selling price, or SSP, as follows:
•$386.3 million for the upfront transfer of the licenses;
•$110.2 million for Transition Services; and
•$3.5 million for Technology Transfer.
The SSP for the licenses were determined using an approach that considered discounted, probability-weighted cash flows related to the license transferred. In developing such estimates, the Company applied judgment in determining the forecasted revenues, expected margins, and the discount rate. The SSP for the ongoing Transition Services and Technology Transfer were based on estimates of the associated effort and cost of these services, adjusted for a reasonable gross profit margin that would be expected to be realized under similar contracts.
The Company recognized revenue related to the licenses at a point in time upon transfer of the rights and control of the license to Sanofi during the second quarter 2024. The Sanofi Transition Services and Technology Transfer are recognized in revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Sanofi Transition Services and Technology Transfer for the three and six month period ended June 30, 2024 was $6.6 million. The Company’s consolidated balance sheet as of June 30, 2024 includes a deferred revenue balance of $109.2 million ($50.9 million included in Deferred revenue, current portion and $58.3 million included in Deferred revenue, non-current portion) related to Transition Services and Technology Transfer.
The Company recognized an asset for $35.0 million of direct costs incurred to obtain the Sanofi CLA. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods and services in the Sanofi CLA. The Company recognized $27.1 million of amortization expense related to the asset in Selling, general, and administrative expense in the second quarter of 2024.
In May 2024, the Company also entered into the Subscription Agreement, pursuant to which the Company sold and issued to Sanofi, in a private placement, 6,880,481 shares of the Company’s common stock, par value $0.01 per share at a price of $10.00 per share for aggregate gross proceeds to the Company of $68.8 million. The opening price of the Company’s common stock on the date of the sale approximated $10.00 per share and therefore all gross proceeds were allocated to stockholders’ deficit.
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
Pursuant to the Settlement Agreement, in March 2024, the Company paid $42.0 million to Fujifilm, the parties agreed to a mutual release of claims arising from, under or otherwise in connection with the CSAR, and Fujifilm agreed to dismiss the Fujifilm Arbitration. This payment is less than amounts previously accrued for and reflected in Research and development expense, and accordingly, the Company recorded a benefit of $26.6 million as Research and development expense during the six months ended June 30, 2024 upon the execution of the Settlement Agreement.
The Company continues to assess its manufacturing needs and intends to modify its global manufacturing footprint consistent with its contractual obligations to supply, and anticipated demand for, its COVID-19 Program, and in doing so, recognizes that significant costs may be incurred.
Note 7 – Earnings (Loss) per Share
Basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss), basic	$162,381	$58,008	$14,831	$(235,897)
Interest on convertible notes	2,608	2,582	—	—
Net income (loss), dilutive	164,989	60,590	14,831	(235,897)
Denominator:
Weighted average number of common shares outstanding, basic	148,379	89,362	144,147	87,769
Effect of dilutive securities	17,476	14,703	974	—
Weighted average number of common shares outstanding, dilutive	165,855	104,065	145,121	87,769
Net income (loss) per share:
Basic	$1.09	$0.65	$0.10	$(2.69)
Diluted	$0.99	$0.58	$0.10	$(2.69)

Anti-dilutive securities excluded from calculations of diluted net income (loss) per share	4,544	6,791	21,654	23,447

Note 8 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sums to the total of such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$680,162	$568,505
Restricted cash, current	10,486	10,424
Restricted cash, non-current(1)	4,910	4,881
Cash, cash equivalents, and restricted cash	$695,558	$583,810
(1)Classified as Other non-current assets as of June 30, 2024 and December 31, 2023, on the consolidated balance sheets.
Note 9 – Inventory
Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$1,406	$6,614
Semi-finished goods	7,587	7,392
Finished goods	179	27,690
Total inventory	$9,172	$41,696
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments, offset by recoveries of such commitments, are recorded as a component of cost of sales in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2024, inventory write-downs were $9.7 million and $18.5 million, respectively, and losses on firm purchase commitments were $1.7 million. For the three and six months ended June 30, 2023, inventory write-downs were $19.1 million and $31.5 million, respectively, and losses on firm purchase commitments were $0.7 million and $8.5 million. In addition, for the three and six months ended June 30, 2023 the Company recorded recoveries on firm purchase commitments of $17.9 million and $18.8 million, respectively, related primarily to negotiated reductions to previously recognized firm purchase commitments.
Note 10 – Goodwill
The Company has one reporting unit, which has a negative carrying amount as of June 30, 2024 and December 31, 2023. The change in the carrying amounts of goodwill for the six months ended June 30, 2024 was as follows (in thousands):

Amount
Balance at December 31, 2023	$127,454
Currency translation adjustments	(4,077)
Balance at June 30, 2024	$123,377
Note 11 – Long-Term Debt
Total convertible notes payable consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
5.00% Convertible notes due 2027	$175,250	$175,250
Unamortized debt issuance costs	(6,402)	(7,234)
Total convertible notes payable	$168,848	$168,016
The effective interest rate of the 2027 Convertible notes is 6.2%. During the six months ended June 30, 2023, the Company repaid the outstanding principal amount of $325.0 million on its 3.75% Convertible notes due in 2023, together with accrued but unpaid interest on the maturity date.
The interest expense incurred in connection with the convertible notes payable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Coupon interest	$2,192	$2,191	$4,384	$5,397
Amortization of debt issuance costs	416	391	832	900
Total interest expense on convertible notes payable	$2,608	$2,582	$5,216	$6,297
Note 12 – Stockholders’ Deficit
In August 2023, the Company entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated its then-existing At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”). During the three and six months ended June 30, 2024, the Company sold $12 million shares of its common stock resulting in net proceeds of approximately $188 million, under the August 2023 Sales Agreement. As of June 30, 2024, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
During the three and six months ended June 30, 2023, the Company sold 7.9 million shares of its common stock under its June 2021 Sales Agreement resulting in net proceeds of approximately $68 million, of which $6 million was included in prepaid expenses and other current assets as of June 30, 2023 and received in cash in July 2023.
In May 2024, the Company also entered into the Subscription Agreement, pursuant to which the Company sold and issued to Sanofi, in a private placement, 6,880,481 shares of the Company’s common stock, par value $0.01 per share at a price of $10.00 per share for aggregate gross proceeds to the Company of $68.8 million.
Note 13 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the granting of share-based awards to individuals who were not previously employees, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grants under the 2023 Inducement Plan. As of June 30, 2024, there were 0.2 million shares available for issuance under the 2023 Inducement Plan.
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 27.5 million shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on April 18, 2034. As of June 30, 2024, there were 9.4 million shares available for issuance under the 2015 Plan.
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

The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$1,104	$998	$1,698	$1,516
Research and development	6,177	9,946	11,682	23,804
Selling, general, and administrative	6,818	9,348	12,275	23,619
Total stock-based compensation expense	$14,099	$20,292	$25,655	$48,939
During the three and six months ended June 30, 2024 and 2023, there was no stock-based compensation expense capitalized into inventory.
As of June 30, 2024, there was approximately $73 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately one year and will be allocated between cost of sales, research and development, and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on June 30, 2024. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the six months ended June 30, 2024 and 2023 was approximately $8 million and $2 million, respectively.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2023 Inducement Plan, 2015 Plan, and 2005 Plan for the six months ended June 30, 2024:

	2023 Inducement Plan		2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	422,800	$10.67	4,787,042	$38.10	58,275	$119.79
Granted	—	—	703,777	7.02	—	—
Exercised	—	—	(329,354)	8.08	—	—
Canceled	—	—	(518,519)	46.18	(57,831)	119.88
Outstanding at June 30, 2024	422,800	$10.67	4,642,946	$34.61	444	$108.67
Shares exercisable at June 30, 2024	124,174	$11.06	3,076,820	$43.67	444	$108.67
The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average Black-Scholes fair value of stock options granted	$14.13	$6.79	$5.86	$7.24
Risk-free interest rate	4.3%	3.5%-3.9%	4.3%	3.5%-4.0%
Dividend yield	—%	—%	—%	—%
Volatility	121.8%	120.4%-131.3%	114.3%-121.8%	120.4%-140.3%
Expected term (in years)	6.3	3.9-6.4	3.9-6.3	3.9-6.4
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of June 30, 2024 was $12.3 million and 7.0 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of June 30, 2024 was $3.7 million and 6.0 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the six months ended June 30, 2024:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2023	363,990	$10.66	3,714,870	$19.43
Granted	—	—	4,441,935	5.57
Vested	(102,797)	10.96	(921,832)	24.82
Forfeited	—	—	(605,480)	18.36
Outstanding and unvested at June 30, 2024	261,193	$10.55	6,629,493	$9.49
Employee Stock Purchase Plan
The ESPP was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 2.2 million shares of common stock to be purchased, and the aggregate number of shares will continue to increase 5% on January 1 of each year up to a maximum of 3.5 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of June 30, 2024, there were 1.2 million shares available for issuance under the ESPP.
Note 14 – Income Taxes
The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of objective evidence evaluated by the Company were the cumulative loss incurred over the three-year period ended June 30, 2024 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of June 30, 2024, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income. As of June 30, 2024, the Company has $2.3 billion of U.S. Federal NOLs carryforward, and all are subject to limitation in accordance with the 2017 Tax Cuts and Jobs Act (“TCJA”), which limits allowable NOL deductions to 80% of federal taxable income.

For the three months ended June 30, 2024 and 2023, the Company recognized $2.2 million and $(0.1) million of federal, state, and foreign income tax expense (benefit), respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $4.5 million and $1.0 million of federal, state, and foreign income tax expense, respectively.
Note 15 – Commitments and Contingencies
Legal Matters
Stockholder Litigation
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the Maryland Court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture prototype vaccine on a commercial scale and to secure the prototype vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, the defendants filed a motion to dismiss the consolidated amended complaint. On December 12, 2022, the Maryland Court issued a ruling granting in part and denying in part defendants’ motion to dismiss. The Maryland Court dismissed all claims against two individual defendants and claims based on certain public statements challenged in the consolidated amended complaint. The Maryland Court denied the motion to dismiss as to the remaining claims and defendants, and directed the Company and other remaining defendants to answer within fourteen days. On December 27, 2022, the Company filed its answer and affirmative defenses. On March 16, 2023, the plaintiffs filed a motion for class certification and to appoint class representatives and counsel. The Company filed its opposition to the plaintiffs’ motion on September 22, 2023. On December 4, 2023, the parties agreed to a binding settlement in principle (the “Proposed Settlement”) to fully resolve the surviving claims in the Sinnathurai Action. Under the Proposed Settlement’s terms, the Company agreed to pay $47 million into a settlement fund, which will be funded by the Company’s directors and officers’ liability insurance and paid to members of a putative settlement class. On January 12, 2024, after the parties negotiated and executed a written agreement governing the Proposed Settlement, plaintiffs filed an unopposed motion for the Proposed Settlement’s preliminary approval. On January 23, 2024, the Maryland Court granted the motion for preliminary approval and, as requested by the parties, preliminarily certified, for the purposes of settlement only, the settlement class. The court also scheduled a settlement hearing to consider final approval of the settlement for May 23, 2024. Ahead of the May 23 settlement hearing, on April 11, 2024, Plaintiffs filed a motion seeking the Maryland Court’s final approval of the settlement. At the May 23 settlement hearing, the Maryland Court granted final approval of the settlement. The Maryland Court closed the Sinnathurai Action on May 24, 2024. Upon the Maryland Court’s final approval, the Company relieved the $47 million estimated settlement liability within Accrued expenses and the $47 million estimated insurance recovery within Prepaid expenses and other current assets on the consolidated balance sheet.

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

On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order, and, on April 15, 2024, the court entered a further order extending the stay until June 6, 2024. On June 7, 2024, the court entered another order extending the stay until August 5, 2024. This includes staying the deadline for the individual defendants to respond to the consolidated amended complaint. On August 5, 2024, the parties agreed to a further 90-day extension to November 4, 2024, which remains subject to court approval.
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

On November 30, 2023, the court entered an order consolidating the Kirst and Needelman Actions. On December 14, 2023, the parties filed a stipulation (i) extending the plaintiffs’ deadline to file a consolidated complaint until January 29, 2024, and (ii) otherwise staying all other proceedings in the case (including the defendants’ deadline to respond to the consolidated complaint) until February 12, 2024. The stipulation entered by the court instructs the parties to discuss whether the stay should be further extended in light of the then-current status of the SLC’s investigation. On May 3, 2024, the plaintiffs filed a consolidated complaint. On May 14, 2024, the parties filed a stipulation staying the action until June 6, 2024. On July 12, 2024, the court entered an order staying the action until August 5, 2024.
The financial impact of the above derivative claims is not reasonably estimable.
The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.
Note 16 – Restructuring
In May 2023, the Company announced a global restructuring and cost reduction plan (the “2023 Restructuring Plan”), which includes a more focused investment in its COVID-19 Vaccine, reduction to its pipeline spending, the continued rationalization of its manufacturing network, a reduction to the Company’s global workforce, as well as the consolidation of facilities and infrastructure. In January 2024, the Company announced further reductions to its global workforce which supplemented the 2023 Restructuring Plan and both are jointly referred to as the “Restructuring Plan.”
The Company recorded the following restructuring charge related to the Restructuring Plan in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Severance and employee benefit costs	$1,119	$4,643	$5,520	$4,643
Impairment of assets	—	10,081	1,669	10,081
Total Restructuring charge (1)	$1,119	$14,724	$7,189	$14,724
(1)    Restructuring charges of $0.5 million, $0.3 million and $0.3 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the three months ended June 30, 2024. Restructuring charges of $0.5 million, $1.9 million and $4.8 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the six months ended June 30, 2024. Restructuring charges of $0.5 million, $2.7 million and $11.5 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the three and six months ended June 30, 2023.
Severance and employee benefit costs
Employees affected by the reduction in force under the Restructuring Plan are entitled to receive severance payments and certain termination benefits. The Company recorded a severance and termination benefit cost in full for employees who were notified of their termination during the reporting period and had no requirements for future service. The Company paid a total of $5.5 million for the severance and employee benefit costs during the six months ended June 30, 2024 and had no remaining liability as of June 30, 2024 or December 31, 2023.
Impairment of assets
In connection with the Restructuring Plan, the Company evaluated its long-lived assets for impairment including certain leased laboratory and office spaces located in Gaithersburg, Maryland. The Company performed an impairment evaluation for the applicable long-lived assets, which is subject to judgment and actual results may vary from the estimates, resulting in potential future adjustments to amounts recorded. During the six months ended June 30, 2024, the Company recorded an impairment charge of $1.7 million related to the impairment of capitalized internal-use software. During the three and six months ended June 30, 2023, the Company recorded an impairment charge of $10.1 million related to the impairment of long-lived assets, including $5.9 million related to ROU assets for facility leases. The Company did not recognize any impairment of assets related restructuring charges during the three months ended June 30, 2024.
Note 17 – Subsequent Events
In July 2024, Pharmac provided notice of its termination of the New Zealand APA (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Any statements in the discussion below and elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our operating plans and prospects, including our ability to continue as a going concern through one year from the date of our unaudited financial statements for the period ended June 30, 2024 are issued; our global restructuring and cost reduction plan (“Restructuring Plan”), which includes a more focused investment in our COVID-19 program (which currently includes our prototype COVID-19 vaccine ("NVX-CoV2373” or “prototype vaccine”) and XBB COVID-19 vaccine (“NVX-CoV2601”) and our updated vaccine for the 2024-2025 vaccination season (“NVX-CoV2705,” or “updated vaccine” and, collectively with NVX-CoV2373 and NVX-CoV2601, our “COVID-19 Vaccine” or “COVID-19 Program”), local regulatory authorities have also specified nomenclature for the labeling of NVX-CoV2373 and NVX-CoV2601 within their territories (e.g., “Novavax COVID-19 Vaccine, Adjuvanted”, “Novavax COVID-19, Adjuvanted (2023-2024 Formula),” respectively, for the U.S., and “Nuvaxovid™” for ex-US territories) collectively referred to as our (“COVID-19 Program,” or “COVID-19 Vaccine”)); our cash flow forecast and projected revenue, including potential royalties and milestones pursuant to our collaboration and license agreement (the “Sanofi CLA”) with Sanofi Pasteur Inc. (“Sanofi”); potential market sizes and demand for our products and product candidates; the efficacy, safety, and intended utilization of our products and product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our COVID-19 Vaccine by us and our partners; our expectations with respect to the anticipated ongoing development and commercialization or licensure of the COVID-19 Vaccine, ongoing development of COVID-19 variant strain-containing monovalent or bivalent formulations, including the Phase 2b/3 Hummingbird™ trial, and our COVID-19 Influenza Combination (“CIC”) vaccine candidate and our stand-alone influenza vaccine candidate; efforts to expand the COVID-19 Vaccine label worldwide as a booster, and to various age groups and geographic locations; the expected timing, content, and outcomes of regulatory actions; funding under our advance purchase agreements (“APAs”) and supply agreements and amendments to, termination of, discussion regarding, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; our plans regarding APA amendments; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to successfully and timely manufacture, distribute, or market our COVID-19 Vaccine including as a single dose vial or pre-filled syringe product presentation for the 2024-2025 vaccination season and our ability to receive a Biologics License Application (“BLA”) from the U.S. Food and Drug Administration (“U.S. FDA”) for the 2024-2025 vaccination season; challenges related to the transition to our new partnership with Sanofi; challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification, assay validation, and stability testing, necessary to satisfy applicable regulatory authorities; challenges or delays in conducting clinical trials; challenges or delays in obtaining regulatory authorization for our product candidates, including our updated vaccine in time for the 2024-2025 vaccination season or for future COVID-19 variant strain changes, our CIC vaccine candidate and our stand-alone influenza vaccine candidate; manufacturing, distribution or export delays or challenges; our substantial dependence on Serum Institute of India Pvt. Ltd. (“SII”) and Serum Life Sciences Limited (“SLS” and together with SII, “Serum”) for co-formulation and filling, and PCI Pharma Services for finishing our COVID-19 Vaccine and the impact of any delays or disruptions in their operations on the delivery of customer orders; difficulty obtaining scarce raw materials and supplies, including for our proprietary adjuvant; resource constraints, including human capital and manufacturing capacity, constraints on our ability to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; challenges in implementing the Restructuring Plan; our ability to timely deliver doses; challenges in obtaining commercial adoption and market acceptance of our COVID-19 Vaccine or any COVID-19 variant strain containing formulation; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities including requirements to deliver doses that may require us to refund portions of upfront and other payments previously received or result in reduced future payments pursuant to such agreements; challenges related to the seasonality of vaccinations against COVID-19; challenges related to the demand for vaccinations against COVID-19; and other risks and uncertainties identified in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 and this Quarterly Report on Form 10-Q, which may be detailed and modified or updated in other documents filed with the SEC from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.
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
Overview
We are a global company advancing protein-based vaccines with our Matrix-MTM adjuvant. Our proprietary recombinant technology platform harnesses the power and speed of genetic engineering to efficiently produce highly immunogenic nanoparticle vaccines designed to address global health needs.
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
We have developed an updated vaccine for individuals aged 12 and older for the upcoming 2024-2025 vaccination season and are seeking authorization of our updated vaccine globally. We submitted an amendment to our previously granted October 2023 Emergency Use Authorization (“EUA”) to the U.S. FDA, filed for a type II variation of our existing Marketing Authorization (“MA”) with the European Medicines Agency (“EMA”), and the United Kingdom's (“UK”) Medicines and Healthcare products Regulatory Agency (“MHRA”), and filed for authorization with Health Canada. These submissions follow the guidance from the U.S. FDA, EMA, the World Health Organization (“WHO”), and the National Advisory Committee on Immunization on the use of the JN.1 lineage strain for the updated formulation. We intend to ship our updated vaccine upon authorization in these markets.

In the U.S., we were notified by the U.S. FDA that our BLA for our prototype vaccine and for NVX-CoV2601 was accepted for review with an action date of April 2025.

In May 2024, we entered into the Sanofi CLA with Sanofi, to co-commercialize our COVID-19 Vaccine, including future updated versions that address seasonal COVID-19 variants. We will continue commercialization of our updated vaccine. Beginning in 2025 and continuing during the term of the Sanofi CLA, we and Sanofi will commercialize the COVID-19 Vaccine worldwide in accordance with a commercialization plan agreed by us and Sanofi, under which we will continue to supply its existing APA customers and strategic partners, including Takeda and SII. Upon completion of the existing APAs, we and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction. Additionally, Sanofi has the right to develop novel influenza-COVID-19 combination vaccines utilizing our COVID-19 Vaccine and Sanofi’s seasonal influenza vaccine, combination products containing our COVID-19 Vaccine and one or more non-influenza vaccines, and multiple new vaccines utilizing our Matrix-MTM adjuvant. We are eligible to receive royalties and milestones associated with the ongoing sales of our COVID-19 Vaccine and Sanofi’s influenza-COVID-19 combination vaccine and any other combination vaccines Sanofi may develop, as well as ongoing product royalties for vaccines developed with our Matrix-MTM adjuvant. This partnership provides the opportunity for us to focus more on research and development and pipeline expansion. We discuss this agreement in further detail in Note 6 to our consolidated financial statements.
Additionally, our near-term focus is on developing a CIC vaccine candidate, as well as a stand-alone seasonal influenza vaccine candidate, and we are on track to initiate a Phase 3 trial in the fourth quarter of 2024 for both vaccine candidates. Furthermore, we provide our Matrix-M™ adjuvant for collaborations, including in R21/Matrix-M™ adjuvant malaria vaccine, which is authorized in several countries, as well as other preclinical vaccine research with our Matrix-M™ adjuvant, including through a partnership with the Bill & Melinda Gates Medical Research Institute.
We intend to focus our organization to align our investments and activities with our top priorities of prioritizing the successful transition to our new partnership with Sanofi, executing our Phase 3 programs for the CIC and stand-alone seasonal influenza vaccine candidates, and delivering our updated vaccine. To maximize our opportunities and mitigate the significant risks and uncertainties of the COVID-19 market, we have progressed our cost restructuring measures to reduce spend, extend our cash runway, and operate efficiently to seek the best position for us to deliver longer-term growth. We discuss these cost restructuring strategies in greater detail in Note 2 to our consolidated financial statements.
Technology Overview
We believe our recombinant nanoparticle vaccine technology and our proprietary Matrix-M™ adjuvant are well suited for the development and commercialization of vaccine candidates targeting a broad scope of respiratory and other endemic and emerging infectious diseases.
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

We continue to evaluate commercial opportunities for the use of our Matrix-M™ adjuvant alongside vaccine antigens produced by other manufacturers. Matrix-M™ adjuvant is being evaluated in combination with several partner-led malaria vaccine candidates, including for R21/Matrix-M™ adjuvant, a malaria vaccine candidate created by the Jenner Institute, University of Oxford. The R21/Matrix-M™ adjuvant vaccine has been licensed to SII for commercialization, and in December 2023, received prequalification by the WHO. In July 2024, first commercial doses of the R21/Matrix-M™ adjuvant malaria vaccine were administered to children in Cote d’Ivoire and South Sudan. Additionally, in May 2023, we entered into a three-

year agreement with the Bill & Melinda Gates Medical Research Institute to provide our Matrix-M™ adjuvant for use in preclinical vaccine research. In June 2023, we signed a material transfer agreement with SK bioscience Co., Ltd. (“SK”) for use of our Matrix-M™ adjuvant in preclinical vaccine experiments for shingles, influenza, and pan-COVID-19. Our adjuvant technology is also being used by commercial partners as a key component in veterinary vaccines against equine influenza and Strangles, as well as the manufacture of black-widow anti-venom. In May 2024, pursuant to the Sanofi CLA, Sanofi received a non-exclusive license to develop and commercialize other vaccine products that include our Matrix-M™ adjuvant.

COVID-19 Vaccine Regulatory and Licensure

For our updated vaccine for the 2024-2025 vaccination season, we submitted an amendment to our previously granted October 2023 EUA to the U.S. FDA, filed for a type II variation of our existing MA with the EMA, and the UK’s MHRA, and filed for authorization with Health Canada.

If the U.S. FDA grants an amended EUA for our updated vaccine, we expect that initial stocking orders of our updated vaccine will be available for shipment in pre-filled syringes to customers. In the European Union, we intend to have our updated vaccine available for distribution in unit-dose vials for immediate release post-approval. Additionally, in the U.K., we intend to have our updated vaccine available on the private market and in Canada, in five-dose vials for immediate release post-authorization should Canadian public health programs choose to provide the option for five-dose vials.

We are working to continue to expand our label for primary and re-vaccination in younger children, and to achieve supportive policy recommendations enabling broad market access. We continue to work closely with governments, regulatory authorities, and non-governmental organizations in our commitment to facilitate global access to our COVID-19 vaccine.

Product Pipeline
Our clinical pipeline encompasses vaccine candidates for infectious diseases. Our COVID-19 vaccine, partnered with Sanofi, is our most advanced product. We are seeking authorization of our 2024-2025 formulated JN.1 COVID vaccine globally. We will continue to commercialize our JN.1 COVID vaccine through the end of the 2024-2025 vaccination season. Beyond our COVID-19 vaccine, our clinical pipeline includes a CIC vaccine candidate and a stand-alone seasonal influenza vaccine candidate in addition to our Matrix-M™ adjuvant being used for collaboration in R21/Matrix-M™ adjuvant malaria vaccine.

Novavax continues to optimize preclinical candidates, including an RSV vaccine and a new approach to H5N1 pandemic bird flu vaccination. In addition, we are seeking to expand our core technology to new targets and novel applications including mucosal vaccination and high-density nanoparticles. We continue to evaluate the potential of Matrix-M™ to augment immune responses to new and existing vaccines, including marketed products. We are conducting a prioritization review of our preclinical candidates to inform future early-stage clinical study investments to advance Novavax’s product pipeline.
(1)     Authorized in select geographies under trade names Novavax COVID-19 Vaccine, Adjuvanted; Covovax™; and Nuvaxovid™, and authorized in the U.S. under trade name, Novavax COVID-19 Vaccine, Adjuvanted (2023-2024 Formula); Ongoing post-authorization Phase 3 strain change trial.
(2)     Commercialized by SII; Granted prequalification by the WHO and distributed by UNICEF to endemic countries in Africa.

Coronavirus Vaccine Clinical Development
We continue to work on our efforts to expand our COVID-19 vaccine label within the adolescent and pediatric indications. Additionally, we continue to evaluate vaccine safety, immunogenicity, and effectiveness through ongoing clinical trials and collaborative evidence-generating real-world studies.

Phase 3 Strain-Change and Re-vaccination Studies
Study 313: In November 2023, we fully enrolled 338 adults aged 18 and older in Part 2 of the study which will evaluate the immunogenicity of a single dose of NVX-CoV2601 in previously unvaccinated individuals. Data from Study 313 are intended to support BLA supplements and similar regulatory submissions in other territories for future variant strain formulations.
Phase 2b/3 Pediatric Hummingbird™ Study
In August 2023, we announced topline results from our Phase 2b/3 Hummingbird™ trial that met its primary endpoints in children aged 6 through 11 years demonstrating both tolerability and immunologic responses. This ongoing trial is evaluating the safety, effectiveness (immunogenicity), and efficacy of two doses of our prototype vaccine (NVX-CoV2373), followed by a booster 6 months after the primary vaccination series. The trial completed enrollment in September 2023 and includes three age de-escalation cohorts of 1,200 children each. In consultation with the U.S. FDA, the filing strategy includes filing a supplemental BLA for these cohorts once the initial BLA is approved. We are in discussion with the U.S. FDA regarding additional analyses in light of the progressive increase in the number of children with baseline COVID-19 natural immunity during the enrollment period, which began in August 2022. Therefore, we do not anticipate authorization for these age groups for the 2024-2025 vaccination season.
COVID-Influenza Combination and Stand-alone Influenza Program
For our CIC vaccine candidate, we continue to interact with the U.S. FDA as part of the pre-investigational new drug application (“IND”) process and incorporate their recommendations into the Phase 3 design, study endpoints, comparators, and size of licensure enabling safety database. We previously disclosed our plan to modify the study to include a stand-alone influenza vaccine comparative component. We remain on track to initiate the study in the fourth quarter of 2024.
While our focus remains on the combination product, our development plans will maintain optionality to advance our stand-alone seasonal influenza vaccine, as described above, creating a pathway to potentially seek licensure. For our stand-alone seasonal influenza vaccine, we have generated positive data through our previous Phase 2 and Phase 3 trials. We expect to confirm and expand on these findings in the newly planned Phase 3 trial. We continue to believe this asset may also be attractive from a pandemic preparedness perspective and that similar performance in terms of comparative immunogenicity may be expected for A/H5N1 pandemic strains.
High-dose COVID-19 Vaccine Study
Study 205: In October 2023, we completed enrollment in a Phase 2 trial to evaluate our high-dose COVID-19 vaccine for annual vaccination in 994 adults ages 50 years and older. The trial measured immunogenicity levels of 5 micrograms of NVX-CoV2373 and of 5 micrograms, 35 micrograms, and 50 micrograms of NVX-CoV2601 matched with different levels of Matrix-MTM adjuvant. Analysis of the complete dataset is ongoing to determine the utility of pursuing a high dose formulation.
R21/Matrix-M™ Adjuvant Malaria Vaccine
R21/Matrix-M™ adjuvant malaria vaccine, formulated with our Matrix-M™ adjuvant is developed by our partner, the Jenner Institute, University of Oxford, and manufactured by SII. We have an agreement with SII related to its manufacture of R21/Matrix-M™ adjuvant malaria vaccine under which SII purchases our Matrix-M™ adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single- to low-double digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
In December 2023, the WHO announced it prequalified the R21/Matrix-MTM adjuvant malaria vaccine to prevent malaria disease in children caused by the P. falciparum parasite in endemic areas. In July 2024, first commercial doses of R21/Matrix-M™ adjuvant malaria vaccine have been administered to children in Cote d’Ivoire and South Sudan. As part of the WHO malaria program, at their discretion, the vaccine is expected to be included in countries such as Central African Republic, Chad, Democratic Republic of Congo, Mozambique, Nigeria and Uganda.

Business Highlights
We have taken steps to enable a successful operationalization of the collaboration and license agreement (the Sanofi Agreement) with Sanofi.

•Effective January 1, 2025, Sanofi will assume primary commercial responsibility for our updated 2024-2025 formula COVID-19 vaccine (NVX-CoV2705) in the U.S., Europe and select major markets not currently subject to our APAs or existing partnership agreements.

•Received $500 million upfront payment and an approximately $70 million equity investment from Sanofi

•We are eligible to receive up to $700 million in development, regulatory and launch milestones for activities related to commercializing Nuvaxovid™ and advancing Sanofi’s flu-COVID-19 combination vaccine candidate plus royalties. In addition, we are eligible to receive royalties associated with any other Nuvaxovid™ combination vaccine Sanofi chooses to develop.

•For each additional Sanofi vaccine product developed under the non-exclusive license with our Matrix-M™ adjuvant technology, we are eligible to receive additional launch and sales milestones of up to $210 million per product plus ongoing product royalties.

We continued to leverage our technology platform to drive value creation.

•On track to initiate the Phase 3 immunogenicity trial for both CIC and stand-alone influenza vaccine candidates in the fourth quarter of 2024, with data expected by mid-2025.

•Conducting pipeline prioritization activities to determine our lead portfolio programs.

We continued to progress our cost reduction program to create a more lean and agile organization and accelerate its focus on Research and Development (“R&D”).

•On track with global restructuring and cost reduction plan with an approximately 34% reduction in combined R&D and Selling, General and Administrative (“SG&A”) expenses in the second quarter of 2024 compared to the same period for 2023.

•Prepared to initiate an additional cost reduction program to reduce R&D plus SG&A expenses, with a portion of expenses to be reimbursed by Sanofi under the Sanofi Agreement. We plan to continue assessing existing capabilities to further refine the shape, size and scope of its organization this year and into 2025.

We expect to deliver our updated 2024-2025 formula COVID-19 vaccine to the market by the start of the season.

U.S. Market:

•Submitted an EUA amendment to the U.S. FDA.

•Advanced manufacturing of pre-filled syringe presentation of updated 2024-2025 formula COVID-19 vaccine following FDA strain selection guidance. Expect doses will be ready to ship upon receipt of EUA.

•The U.S. FDA accepted the BLA for our COVID-19 vaccine with a Prescription Drug User Fee Act date of April 2025.

•Advanced retail pharmacy contract negotiations to enhance access for the 2024-2025 vaccination season.

Global Markets:

•For 2024, made decision to conduct lean and targeted commercial launch in Europe in select key countries including Germany, Italy and Poland.

•Submitted marketing authorization amendments to the EMA and expect doses will be ready to ship upon receipt of market authorization.

Sales of Common Stock
In August 2023, we entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows us to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated our then-existing At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”). During the three and six months ended June 30, 2024, we sold 12.2 million shares of our common stock resulting in net proceeds of approximately $188 million, under the August 2023 Sales Agreement. As of June 30, 2024, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
During the three and six months ended June 30, 2023, we sold 7.9 million shares of our common stock under our June 2021 Sales Agreement resulting in net proceeds of approximately $68 million, of which $6.0 million was included in prepaid expenses and other current assets as of June 30, 2023 and received in cash in July 2023.
In May 2024, we also entered into a securities subscription agreement (the “Subscription Agreement”) with Sanofi, pursuant to which we sold and issued to Sanofi, in a private placement, 6,880,481 shares of our common stock, par value $0.01 per share at a price of $10.00 per share for aggregate gross proceeds to us of $68.8 million. The opening price of our common stock on the date of the sale approximated $10.00 per share and therefore all gross proceeds were allocated to stockholders’ deficit.
Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements (unaudited) and the accompanying notes, which have been prepared in accordance with generally accepted accounting principles in the United States.
The preparation of our consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies and estimates are included under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC and are updated below to incorporate revenue recognition from licensing and transition services included in Licensing, royalties and other in our consolidated financial statements.
Revenue Recognition, Licensing and Transition Services
The terms of licensing agreements may contain multiple performance obligations, which may include licenses and transition services. We evaluate licensing agreements under ASC 606, Revenue from Contracts with Customers (“ASC 606”), to determine the distinct performance obligations. Prior to recognizing revenue, we estimate the transaction price, including variable consideration that is subject to a constraint. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Total consideration may include nonrefundable upfront license fees, transition service fees, other payments based upon the achievement of specified milestones, and royalty payments based on product sales from licensed products.
For multiple distinct performance obligation arrangements, we allocate the transaction price to each distinct performance obligation based on its relative standalone selling price. The standalone selling price is generally determined for each performance obligation based on the prices charged to customers, discounted cash flows, or using expected cost-plus margin. For standalone selling prices determined using discounted cash flows, we consider discounted, probability-weighted cash flows related to the performance obligation transferred. In developing such estimates, we apply judgment in determining the forecasted revenues, expected margins, and the discount rate. These estimates are subjective and require us any to make assumptions about future cash flows. Revenue related to performance obligations satisfied at a point in time is recognized when the customer obtains control of the promised asset. For performance obligations recognized over time, we recognize revenue using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Under this process, we consider the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, indirect administrative costs, and other identified risks. Estimating the total cost at completion of our performance obligation under a contract is subjective and requires us to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and may impact the timing of revenue recognition on our contracts. Changes in estimates related to the process are recognized in the period when such changes are made on a cumulative catch-up basis. We have not experienced any material difference as a result of change in estimate arising from this process.
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
Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024	2023	Change
Revenue (in thousands):
Product sales	$19,904	$285,163	$(265,259)
Licensing, royalties, and other	395,580	2,184	393,396
Grants	—	137,079	(137,079)
Total revenue	$415,484	$424,426	$(8,942)
Revenue for the three months ended June 30, 2024 was $415.5 million as compared to $424.4 million for the same period in 2023, an decrease of $8.9 million. Revenue for the three months ended June 30, 2024 was primarily comprised of revenue from licensing and revenue from product sales of COVID-19 Vaccine. Revenue for the three months ended June 30, 2023 was primarily comprised of product sales of COVID-19 Vaccine and services performed under our U.S. government agreement with Advanced Technology International (“USG Agreement”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed. The decrease in revenue is due to a decrease in the quantity of dose sales of COVID-19 Vaccine and a decrease in revenue under the USG Agreement during the three months ended June 30, 2024 because we recognized the full funding in revenue by the end of 2023, partially offset by additional licensing revenue from the Sanofi Collaboration and Licensing Agreement (“Sanofi CLA”).
Product sales
Product sales for the three months ended June 30, 2024 were $19.9 million as compared to $285.2 million during the three months ended June 30, 2023. Our product sales related to revenue from commercial sales of COVID-19 Vaccine, which commenced in 2022.
The geographic distribution of product sales was as follows:

	Three Months Ended June 30,
	2024	2023	Change
North America	$1,607	$—	$1,607
Europe	169	1,518	(1,349)
Rest of the world	18,128	283,645	(265,517)
Total product sales	$19,904	$285,163	$(265,259)
Licensing, royalties, and other
Licensing, royalties, and other includes licensing payments, Transition Services revenue, and Technology Transfer revenue from the Sanofi CLA; royalty milestone payments; sales-based royalties; and Matrix-M™ adjuvant sales. Licensing, royalties, and other revenue during the three months ended June 30, 2024 was $395.6 million as compared to $2.2 million during the same period in 2023, an increase of $393.4 million. The increase was primarily due to $386.3 million of licensing revenue from the Sanofi CLA, which represents the amount of the $500 million upfront payment recognized at a point-in-time. The remaining amount of the upfront payment will be recognized in revenue as Transition Services and Technology Transfer are performed over time. During the three months ended June 30, 2024, we recognized $6.6 million based on progress completed of Transition Services.

Grants
We did not have any Grant revenue during the three months ended June 30, 2024, as compared to $137.1 million during the same period in 2023, a decrease of $137.1 million. Grant revenue comprised revenue for services performed under our USG Agreement. As of December 31, 2023, we had recognized the full contract funding under the USG Agreement in revenue.
Expenses

	Three Months Ended June 30,
	2024	2023	Change
Expenses (in thousands):
Cost of sales	$46,242	$55,777	$(9,535)
Research and development	106,946	219,475	(112,529)
Selling, general, and administrative	101,298	93,717	7,581
Total expenses	$254,486	$368,969	$(114,483)
Cost of Sales
Cost of sales was $46.2 million for the three months ended June 30, 2024, including expenses of $11.4 million related to excess, obsolete, or expired inventory and losses on certain firm purchase commitments, and $12.9 million related to unutilized manufacturing capacity. Cost of sales was $55.8 million for the three months ended June 30, 2023, including expense of $19.8 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments, partially offset by $17.9 million of negotiated reductions to certain previously recognized firm purchase commitments, and $11.4 million related to unutilized manufacturing capacity. Prior to receiving regulatory approval, we expensed manufacturing costs as research and development expenses. After receiving regulatory approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. During the three months ended June 30, 2024, we did not sell any pre-launch inventory. If inventory sold for the three months ended June 30, 2023 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $71.7 million, an adjustment of $15.9 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses were $106.9 million for the three months ended June 30, 2024 as compared to $219.5 million for the three months ended June 30, 2023, a decrease of $112.5 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Program, and CIC, as summarized in the table below (in thousands):

	Three Months Ended June 30,
	2024	2023
Coronavirus vaccines	$40,812	$139,646
Other vaccine development programs	400	285
Total direct external research and development expense	41,212	139,931
Employee expenses	36,238	46,132
Stock-based compensation expense	6,158	9,946
Facility expenses	12,914	14,158
Other expenses	10,424	9,308
Total research and development expenses	$106,946	$219,475
Research and development expenses for coronavirus vaccines for the three months ended June 30, 2024 and 2023 decreased from $139.6 million to $40.8 million primarily as a result of a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, including embedded lease costs, under manufacturing supply agreements with Contract Manufacturing Organizations (“CMOs”) and contract manufacturing and development organizations (“CDMOs”).
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $101.3 million for the three months ended June 30, 2024 as compared to $93.7 million for the same period in 2023, an increase of $7.6 million. Excluding the Sanofi transaction related costs of $29.5 million, the decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend.
For the remainder of 2024, we expect a reduction in our annual combined research and development, and selling, general, and administrative spend as a result of our Restructuring Plan as discussed in Note 16 to our consolidated financial statements.
Other Income (Expense)

	Three Months Ended June 30,
	2024	2023	Change
Other income, net (in thousands):
Interest expense	$(4,143)	$(3,124)	$(1,019)
Other income	7,731	5,532	2,199
Total other income, net	$3,588	$2,408	$1,180
Total other income, net was $3.6 million for the three months ended June 30, 2024 as compared to a total other income, net of $2.4 million for the same period in 2023. The increase in other income, net is primarily due to additional interest income from higher Cash and cash equivalents and Marketable securities balances.
Income Tax Expense
During the three months ended June 30, 2024, we recognized an income tax expense of $2.2 million related to federal, state, and foreign income taxes. During the three months ended June 30, 2023, we recognized an income tax benefit of $0.1 million related to federal, state, and foreign income taxes.
Net Income

	Three Months Ended June 30,
	2024	2023	Change
Net Income (in thousands, except per share information):
Net income	$162,381	$58,008	$104,373
Net income per share, basic	$1.09	$0.65	$0.44
Net income per share, dilutive	$0.99	$0.58	$0.41
Weighted average shares outstanding, basic	148,379	89,362	59,017
Weighted average shares outstanding, dilutive	165,855	104,065	61,790
Net income for the three months ended June 30, 2024 was $162.4 million, or $1.09 per share, basic, as compared to net income of $58.0 million, or $0.65 per share, basic, for the same period in 2023. The increase in net income during the three months ended June 30, 2024, was primarily due to a decrease in research and development expenses.
The increase in weighted average shares outstanding for the three months ended June 30, 2024 was primarily a result of sales of our common stock.

Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,
	2024	2023	Change
Revenue (in thousands):
Product sales	$102,228	$277,706	$(175,478)
Licensing, royalties, and other	407,111	3,213	403,898
Grants	—	224,458	(224,458)
Total revenue	$509,339	$505,377	$3,962
Revenue for the six months ended June 30, 2024 was $509.3 million as compared to $505.4 million for the same period in 2023, an increase of $4.0 million. Revenue for the six months ended June 30, 2024 was primarily comprised of revenue from licensing and product sales of COVID-19 Vaccine. Revenue for the six months ended June 30, 2023 was primarily comprised of revenue from product sales of COVID-19 Vaccine and services performed under our USG Agreement. The increase in revenue is due to $392.9 million of licensing and other revenue from the Sanofi CLA, partially offset by a decrease in revenue under the USG Agreement and in the quantity of dose sales of COVID-19 Vaccine.
Product sales
Product sales for the six months ended June 30, 2024 were $102.2 million as compared to $277.7 million during the six months ended June 30, 2023. Our product sales related to revenue from commercial sales of COVID-19 Vaccine, which commenced in 2022. Our product sales primarily related to sales of COVID-19 Vaccine under our APA agreements.
The geographic distribution of product sales was as follows:

	Six Months Ended June 30,
	2024	2023	Change
North America	$(4,755)	$—	$(4,755)
Europe	90,586	58,785	31,801
Rest of the world	16,397	218,921	(202,524)
Total product sales	$102,228	$277,706	$(175,478)
During the six months ended June 30, 2024, product sales in North America includes $4.8 million of gross-to-net deductions in excess of the wholesaler acquisition costs (“WAC”), primarily due to wholesale distributor fees for shipments expected to be returned and adjustments made to estimated returns of prior period product sales.
Licensing, royalties, and other
Licensing, royalties, and other includes licensing payments, Transition Services revenue, and Technology Transfer revenue from the Sanofi CLA; royalty milestone payments; sales-based royalties; and Matrix-M™ adjuvant sales. Licensing, royalties, and other revenue during the six months ended June 30, 2024 was $407.1 million as compared to $3.2 million during the same period in 2023, an increase of $403.9 million. The increase was primarily due to $386.3 million of licensing revenue from the Sanofi CLA, which represents the amount of the $500 million upfront payment recognized at a point-in-time. The remaining amount of the upfront payment will be recognized in revenue as Transition Services and Technology Transfer are performed over time. During the six months ended June 30, 2024, we recognized $6.6 million based on progress completed of Transition Services.
Grants
We did not have any Grant revenue during the six months ended June 30, 2024 as compared to $224.5 million during the same period in 2023, a decrease of $224.5 million. Grant revenue comprised revenue for services performed under our USG Agreement. As of December 31, 2023, we had recognized the full contract funding under the USG Agreement in revenue.

Expenses

	Six Months Ended June 30,
	2024	2023	Change
Expenses (in thousands):
Cost of sales	$105,451	$89,863	$15,588
Research and development	199,625	466,576	(266,951)
Selling, general, and administrative	188,096	206,249	(18,153)
Total expenses	$493,172	$762,688	$(269,516)
Cost of Sales
Cost of sales was $105.5 million for the six months ended June 30, 2024, including expenses of $20.2 million related to excess, obsolete, or expired inventory and losses on certain firm purchase commitments, and $18.8 million related to unutilized manufacturing capacity. Cost of sales was $89.9 million for the six months ended June 30, 2023, including expense of $40.0 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments, and a credit of $18.8 million related to negotiated reductions to certain previously recognized firm purchase commitments, and $15.9 million related to unutilized manufacturing capacity. Prior to receiving regulatory approval, we expensed manufacturing costs as research and development expenses. After receiving regulatory approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. If inventory sold for the six months ended June 30, 2024 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the period would have been approximately $107.1 million, an adjustment of $1.6 million as compared to cost of sales recognized. If inventory sold for the six months ended June 30, 2023 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $120.8 million, an adjustment of $30.9 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $199.6 million for the six months ended June 30, 2024 from $466.6 million for the same period in 2023, a decrease of $267.0 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Program, and CIC, as summarized in the table below (in thousands):

	Six Months Ended June 30,
	2024	2023
Coronavirus vaccines	$65,962	$279,869
Other vaccine development programs	736	2,033
Total direct external research and development expense	66,698	281,902
Employee expenses	74,191	99,545
Stock-based compensation expense	11,663	23,804
Facility expenses	24,696	33,561
Other expenses	22,377	27,764
Total research and development expenses	$199,625	$466,576
Research and development expenses for coronavirus vaccines for the six months ended June 30, 2024 and 2023 decreased from $279.9 million to $66.0 million primarily as a result of a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, including embedded lease costs, under manufacturing supply agreements with CMOs and CDMOs. The decrease was also due to a benefit of $26.6 million for the six months ended June 30, 2024 resulting from the Confidential Settlement Agreement and Release agreement entered into with Fujifilm resulting in a reduction to previously recorded expense (see Note 6 to our consolidated financial statements).

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased to $188.1 million for the six months ended June 30, 2024 from $206.2 million for the same period in 2023, a decrease of $18.2 million. Excluding the Sanofi transaction related costs of $30.8 million, the decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend.
Other Income

	Six Months Ended June 30,
	2024	2023	Change
Other income, net (in thousands):
Interest expense	$(8,254)	$(7,440)	$(814)
Other income	11,385	29,894	(18,509)
Total other income, net	$3,131	$22,454	$(19,323)
Total other income, net for the six months ended June 30, 2024 was $3.1 million as compared to $22.5 million for the same period in 2023. This is primarily due to a decrease in Other income as a result of the unfavorable impact in 2024 as compared to 2023 of exchange rates on foreign currency denominated balances, including an intercompany loan with Novavax CZ.
Income Tax Expense
During the six months ended June 30, 2024, we recognized an income tax expense of $4.5 million related to federal, state, and foreign income taxes. During the six months ended June 30, 2023, we recognized an income tax expense of $1.0 million related to federal, state, and foreign income taxes.
Net Income (Loss)

	Six Months Ended June 30,
	2024	2023	Change
Net Income (Loss) (in thousands, except per share information):
Net Income (Loss)	$14,831	$(235,897)	$250,728
Net Income (Loss) per share, basic	$0.10	$(2.69)	$2.79
Net Income (Loss) per share, dilutive	$0.10	$(2.69)	$2.79
Weighted average shares outstanding, basic	144,147	87,769	56,378
Weighted average shares outstanding, dilutive	145,121	87,769	57,352
Net income for the six months ended June 30, 2024 was $14.8 million, or $0.10 per share, basic, as compared to Net loss of $235.9 million, or $2.69 per share, basic, for the same period in 2023. The increase in net income during the six months ended June 30, 2024, was primarily due to a decrease in research and development expenses.
The increase in weighted average shares outstanding for the six months ended June 30, 2024 is primarily a result of sales of our common stock.
Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to, revenue from our product sales, milestone payments, royalties and reimbursements under licensing arrangements with our strategic partners; our projected activities related to the development and commercial support of our COVID-19 Vaccine and our CIC vaccine candidate, including significant commitments under various clinical research organizations, CMO, and CDMO agreements; the progress of preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and other manufacturing, sales, and distribution costs. We plan to continue developing other vaccines and product candidates, such as our potential combination vaccines candidates, which are in various stages of development. Our ability to generate revenue from product sales is subject to uncertainty specifically as it relates to our ability to successfully develop, manufacture, distribute, and market our updated vaccine and to successfully execute on our APAs, as discussed below. Additionally, our plans include our ongoing restructuring and cost reduction measures (see Note 16 to the consolidated financial statements), and may also include raising additional capital through a combination of additional equity and debt financing, collaborations, strategic alliances, asset sales, and marketing, distribution, or licensing arrangements. New financings may not be available to us on commercially acceptable terms, or at all. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or further downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations.
In May 2024, we entered into the Sanofi CLA pursuant to which Sanofi received:
i)     A co-exclusive license to commercialize our current stand-alone COVID-19 Vaccine, including our prototype vaccine and updated vaccines, that address seasonal variants throughout the world (the “COVID-19 Vaccine Products”);
ii)    A sole license to develop and commercialize combination products containing a potential combination of our COVID-19 Vaccine and Sanofi’s seasonal influenza vaccine (“COVID-19 and influenza Combination Products” or “CIC Products”);
iii)    A non-exclusive license to develop and commercialize combination products containing both our COVID-19 Vaccine and one or more non-influenza vaccines (“Other Combination Products” and together with the COVID-19 Vaccine Products, CIC Products, and Other Combination Products (“Licensed COVID-19 Products” ); and
iv)    A non-exclusive license to develop and commercialize other vaccine products selected by Sanofi that include our Matrix-M™ adjuvant.
Under the Sanofi CLA, we received a non-refundable upfront payment of $500 million. In addition, we will also be eligible to receive development, technology transfer, launch, and sales milestone payments totaling up to $700 million in the aggregate with respect to the Licensed COVID-19 Products and royalty payments on Sanofi’s sales of such licensed products. In addition, we are eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products.
Commencing shortly after the effective date of the Sanofi CLA, we commenced activities related to the technology transfer of our manufacturing process for the COVID-19 Vaccine Products and Matrix-M™ components to Sanofi. Until the successful completion of such transfer, we will supply Sanofi with both COVID-19 Vaccine Products and Matrix-M™ intermediary components for Sanofi’s use and are eligible for reimbursement of such costs from Sanofi. Additionally, Sanofi will reimburse us for our research and development and medical affairs costs related to the COVID-19 Vaccine Products in accordance with agreed upon plans and budgets.
Under the Sanofi CLA, we will continue to commercialize the updated vaccine. Beginning in 2025 and continuing during the term of the Sanofi CLA, we and Sanofi will commercialize the COVID-19 Vaccine Products worldwide in accordance with a commercialization plan agreed by us and Sanofi, under which we will continue to supply our existing APA customers and strategic partners, including Takeda and SII. Upon completion of the existing APAs, we and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction.
In May 2024, we also entered into the Subscription Agreement, pursuant to which we sold and issued to Sanofi, in a private placement, 6,880,481 shares of our common stock, par value $0.01 per share at a price of $10.00 per share for aggregate gross proceeds to us of $68.8 million. The opening price of our common stock on the date of the sale approximated $10.00 per share and therefore all gross proceeds were allocated to stockholders’ deficit.
We have also entered into supply agreements, sometimes referred to as APAs, with the EC and various countries globally. As of June 30, 2024, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties under the licensing agreements, was approximately $2 billion, of which $1.2 billion is included in Deferred revenue on our consolidated balance sheet. Failure to timely meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under our APAs may require us to refund portions of upfront or other payments or result in reduced future payments, which could adversely impact our ability to realize revenue from our unsatisfied performance obligations. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine under certain of our APAs. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of COVID-19 Vaccine. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory, and commercial milestones. Additionally, for the remaining APA agreements, our intent is to amicably negotiate or deliver doses or when appropriate, exit agreements.
In October 2023, NVX-CoV2601 received EUA from the U.S. FDA for active immunization to prevent COVID-19 in individuals aged 12 and older. Immediately upon authorization, NVX-CoV2601 has also been included in the recommendations issued by the CDC in September 2023. Doses became available within the U.S. at many major pharmacy retailers, following the Center for Biologics Evaluation and Research release of vaccine batches. We have established reserves for gross-to-net deductions for amounts that we expect to return to our customers. As of June 30, 2024, gross-to-net reserve balances were $54.6 million related to product returns and $0.9 million related to wholesale distributor fees, discounts, and chargebacks and was included in Accrued expenses on our consolidated balance sheet.
Pursuant to the Settlement Agreement with Fujifilm (see Note 6 to our consolidated financial statements), in March 2024, we paid $42.0 million to Fujifilm, the parties agreed to a mutual release of claims arising from, under or otherwise in connection with the prior confidential settlement agreement and release effective September 30, 2022, and Fujifilm agreed to dismiss its demand for arbitration with the Judicial Arbitration and Mediation Services (“JAMS”). This payment is less than amounts previously recognized as embedded lease expense and reflected in Research and development expenses from Fujifilm manufacturing activity and accordingly, during the six months ended June 30, 2024, we recorded a benefit of $26.6 million as Research and development expenses.
We have an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In March 2024, we and Australia agreed to cancel the COVID-19 Vaccine doses previously scheduled for delivery in the fourth quarter of 2023. As a result of the cancellation, the total contract value was reduced by $54.0 million, including $6.0 million of deferred revenue related to the cancelled doses that will be applied as a credit towards future deliveries of doses. Australia is not required to purchase updated vaccine doses until we receive authorization from the Therapeutic Goods Administration (“TGA”). We do not expect approval in time for product delivery in 2024 which could result in a loss or deferral of approximately $240 million of contract value. We plan to seek an amendment to the Australia APA which may not be achievable on acceptable terms or at all. As of June 30, 2024, $119.1 million was classified as current Deferred revenue and $14.7 million was classified as non-current Deferred revenue with respect to the Australia APA in our consolidated balance sheet. If we are unable to satisfy our obligations under the Australia APA, $92.5 million of deferred revenue may become refundable and approximately $225 million of remaining funds under the contract may no longer be available.

In July 2024, the Pharmaceutical Management Agency (“Pharmac”), a New Zealand Crown entity, provided notice of its termination of its APA (the “New Zealand APA”). As of June 30, 2024, $31.3 million was classified as current Deferred revenue with respect to the APA in our consolidated balance sheet. New Zealand has requested a refund of certain advanced payments and we are in discussion with Pharmac on both, whether its termination of the New Zealand APA was appropriate under the New Zealand APA, and whether a refund of the advanced payments is appropriate under the New Zealand APA. Approximately $125 million of the contract value related to future deliverables may no longer be available if the APA is terminated.

We have an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). The Canadian government may terminate the Canada APA, as amended, if we fail to receive regulatory approval for its COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre (“BMC”) Inc. on or before December 31, 2024. We do not anticipate achieving regulatory approval of our COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Therefore, we plan to seek an amendment to the Canada APA to address possible alternatives, which may not be achievable on acceptable terms or at all. As of June 30, 2024, $452.1 million was classified as current Deferred revenue and $136.1 million was classified as non-current Deferred revenue with respect to the Canadian APA in our consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available.
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
As of November 30, 2022, the JCVI had not made a supportive recommendation with respect to our prototype vaccine, thereby triggering, under the terms of the Amended and Restated UK Supply Agreement, (i) a reduction of the number of Conditional Doses from 15 million doses to 7.5 million doses, which reduced number of Conditional Doses were contingent on, and subject to further reduction based on, our timely achievement by November 30, 2023 of a supportive recommendation from JCVI that is approved by the UK Secretary of State for Health as described in the paragraph above, and (ii) an obligation for us to repay $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In April 2023, we repaid the $112.5 million related to the November 30, 2022 triggering event. As of November 30, 2023, the JCVI had not made a supportive recommendation with respect to the prototype vaccine, thereby triggering a reduction in the number of Conditional Doses from 7.5 million doses to zero. As of August 2024, we are in discussions with the Authority regarding the treatment of the remaining upfront amount previously received of $112.5 million, which is reflected in Other current liabilities on our consolidated balance sheet.
We entered into an APA with the Vaccine Alliance (“Gavi”) in May 2021 (the “Gavi APA”), pursuant to which we received upfront payments of $700 million from Gavi (the “Advance Payment Amount”) to be applied against purchases of our prototype vaccine by certain countries participating in the COVAX Facility. As of December 31, 2023, the remaining Gavi Advance Payment Amount was $696.4 million. In February 2024, we and Gavi entered into a Termination and Settlement Agreement (the “Gavi Settlement Agreement”) terminating the Gavi APA, settling the arbitration proceedings, and releasing both parties of all claims arising from, under, or otherwise in connection with the Gavi APA. Pursuant to the Gavi Settlement Agreement, we are responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which we paid in February 2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments beginning in the second quarter of 2024 and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of our vaccines funded by Gavi for supply to certain low-income and lower-middle income countries. We have the right to price the vaccines offered to such low-income and lower-middle income countries in our discretion, and, when utilized by Gavi, we will credit the actual price per vaccine paid against the applicable credit. We intend to price vaccines offered via the tender process, consistent with our shared goal with Gavi to provide equitable access to those countries. Also, pursuant to the Gavi Settlement Agreement, we granted Gavi an additional credit of up to $225 million that may be applied against qualifying sales of any of our vaccines for supply to such low-income and lower-middle income countries that exceed the $80 million deferred payment amount in any calendar year during the deferred payment term. In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of the $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and the additional credit of up to $225 million that may be applied for certain qualifying sales.
We recorded the $3.6 million difference between the refund liability recorded as of December 31, 2023 of $696.4 million and the $700 million of total consideration under the arrangement as a revenue adjustment during the six months ended June 30, 2024. As of June 30, 2024, the remaining amounts included on our consolidated balance sheet are classified as $225 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $90 million in Other current liabilities, and $305 million in Other non-current liabilities. In addition, we and Gavi entered into a security agreement pursuant to which we granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6 to our consolidated financial statements), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
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
We continue to assess our manufacturing needs and modify our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, and in doing so recognize that significant costs may be incurred. For the 2023-2024 vaccination season, we have depended exclusively on Serum for co-formulation and filling (other than in Europe), and PCI Pharma Services for finishing COVID-19 Vaccine in Europe. For the 2024-2025 vaccination season, we are seeking to expand our supply chain network and introduce new single-dose vial or pre-filled syringe product presentations in certain markets. In May 2024, we and SLS entered into a supply agreement (the “SLS Supply Agreement”) under which SLS will supply us antigen drug substance and finished COVID-19 Vaccine doses. The SLS Supply Agreement includes the general terms and conditions of supply orders between us and SLS. We and SLS intend to execute statements of work and firm purchase orders to included specific quantities to be delivered under the SLS Supply Agreement. Pursuant to the SLS Supply Agreement, SLS or its authorized manufacturer is responsible for obtaining and maintaining all necessary permits or other regulatory approvals to manufacture drug substance and drug product. Unless otherwise earlier terminated, the SLS Supply Agreement will expire on the later of June 30, 2028 or two years after the expiration or termination of the last firm purchase order under the SLS Supply Agreement. Either party may terminate the SLS Supply Agreement if the other party commits a material breach of the SLS Supply Agreement that is not timely cured or is not curable. The SLS Supply Agreement contains certain customary representations and warranties of the parties along with certain customary covenants, including confidentiality and indemnity provisions. Any delays or disruptions in these suppliers’ operations could prevent or delay the delivery of customer orders.
As of June 30, 2024, we had $1.1 billion in cash and cash equivalents, restricted cash and marketable securities as compared to $583.8 million as of December 31, 2023.
We funded our operations for the six months ended June 30, 2024 primarily with cash and cash equivalents, non-refundable upfront payment under the Sanofi CLA and Subscription Agreement, proceeds from the sale of securities under our August 2023 Sales Agreement, upfront payments under APAs, and revenue from product sales. In May 2023, we announced our plan to restructure our global footprint to reduce our planned expenditures and in January 2024, we announced further reductions in our global workforce. We anticipate our future operations to be funded primarily by milestone payments, royalties and transition services under our Sanofi CLA, revenue from product sales, our cash and cash equivalents and investments in marketable securities, and other potential funding sources including equity financings, which may include at the market offerings, debt financings, collaborations, strategic alliances, asset sales, and marketing, distribution or licensing arrangements.
The following table summarizes cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$230,714	$(497,531)	$728,245
Investing activities	(379,957)	(31,337)	(348,620)
Financing activities	264,102	(293,044)	557,146
Effect on exchange rate on cash, cash equivalents, and restricted cash	(3,111)	(8,992)	5,881
Net increase (decrease) in cash, cash equivalents, and restricted cash	111,748	(830,904)	942,652
Cash, cash equivalents, and restricted cash at beginning of period	583,810	1,348,845	(765,035)
Cash, cash equivalents, and restricted cash at end of period	$695,558	$517,941	$177,617
Net cash provided by operating activities was $230.7 million for the six months ended June 30, 2024, as compared to net cash used in operating activities of $497.5 million for the same period in 2023. The increase in cash provided by operating activities is primarily due to the non-refundable upfront payment under the Sanofi CLA, an increase in amounts received under our APAs and an overall decrease in operating expenses period-over-period, partially offset by the timing of payments to vendors.

Net cash used in investing activities was $380.0 million for the six months ended June 30, 2024, as compared to $31.3 million for the same period in 2023. The increase in cash used in investing activities is primarily due to our investment in marketable securities, partially offset by lower expenditures on equipment and leasehold improvements.

Net cash provided by financing activities was $264.1 million for the six months ended June 30, 2024, as compared to net cash used in financing activities of $293.0 million for the same period in 2023. The increase in cash provided by financing activities is primarily as a result of proceeds from the sale of shares under our August 2023 Sales Agreement of approximately $188 million and Subscription Agreement of $68.8 million in 2024 as compared with the $325 million repayment of our 3.75% Convertible notes and finance lease payments during 2023.
Going Concern
As described in Note 2 to our consolidated financial statements, we evaluated our ability to continue as a going concern and concluded that we will have sufficient capital available to fund our operations for at least one-year from the date that the financial statements were issued.
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
We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in a decline of stockholders’ equity (deficit) of approximately $57.2 million as of June 30, 2024.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Stockholder Litigation
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). On January 26, 2022, the Maryland Court entered an order designating David Truong, Nuggehalli Balmukund Nandkumar, and Jeffrey Gabbert as co-lead plaintiffs in the Sinnathurai Action. The co-lead plaintiffs filed a consolidated amended complaint on March 11, 2022, alleging that the defendants made certain purportedly false and misleading statements concerning the Company’s ability to manufacture prototype vaccine on a commercial scale and to secure the prototype vaccine’s regulatory approval. The amended complaint defines the purported class as those stockholders who purchased the Company’s securities between February 24, 2021 and October 19, 2021. On April 25, 2022, the defendants filed a motion to dismiss the consolidated amended complaint. On December 12, 2022, the Maryland Court issued a ruling granting in part and denying in part defendants’ motion to dismiss. The Maryland Court dismissed all claims against two individual defendants and claims based on certain public statements challenged in the consolidated amended complaint. The Maryland Court denied the motion to dismiss as to the remaining claims and defendants, and directed the Company and other remaining defendants to answer within fourteen days. On December 27, 2022, the Company filed its answer and affirmative defenses. On March 16, 2023, the plaintiffs filed a motion for class certification and to appoint class representatives and counsel. The Company filed its opposition to the plaintiffs’ motion on September 22, 2023. On December 4, 2023, the parties agreed to a binding settlement in principle (the “Proposed Settlement”) to fully resolve the surviving claims in the Sinnathurai Action. Under the Proposed Settlement’s terms, the Company agreed to pay $47 million into a settlement fund, which will be funded by the Company’s directors and officers’ liability insurance and paid to members of a putative settlement class. On January 12, 2024, after the parties negotiated and executed a written agreement governing the Proposed Settlement, plaintiffs filed an unopposed motion for the Proposed Settlement’s preliminary approval. On January 23, 2024, the Maryland Court granted the motion for preliminary approval and, as requested by the parties, preliminarily certified, for the purposes of settlement only, the settlement class. The court also scheduled a settlement hearing to consider final approval of the settlement for May 23, 2024. Ahead of the May 23 settlement hearing, on April 11, 2024, Plaintiffs filed a motion seeking the Maryland Court’s final approval of the settlement. At the May 23 settlement hearing, the Maryland Court granted final approval of the settlement. The Maryland Court closed the Sinnathurai Action on May 24, 2024.

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
On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order, and, on April 15, 2024, the court entered a further order extending the stay until June 6, 2024. On June 7, 2024, the court entered another order extending the stay until August 5, 2024. On August 5, 2024, the parties agreed to a further 90-day extension to November 4, 2024, which remains subject to court approval. The existing and proposed stays include the deadline for the individual defendants to respond to the consolidated amended complaint.
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
On November 30, 2023, the court entered an order consolidating the Kirst and Needelman Actions. On December 14, 2023, the parties filed a stipulation (i) extending the plaintiffs’ deadline to file a consolidated complaint until January 29, 2024, and (ii) otherwise staying all other proceedings in the case (including the defendants’ deadline to respond to the consolidated complaint) until February 12, 2024. The stipulation entered by the court instructs the parties to discuss whether the stay should be further extended in light of the then-current status of the SLC’s investigation. On May 3, 2024, the plaintiffs filed a consolidated complaint. On May 14, 2024, the parties filed a stipulation staying the action until June 6, 2024. On July 12, 2024, the court entered an order staying the action until August 5, 2024.
We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A.    Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 28, 2024 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, which was filed with the SEC on May 10, 2024. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K, for the fiscal year ended December 31, 2023 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, other than as described below.

Risks Related to Product Development and Commercialization

We must identify vaccines for development with our technologies and establish successful third-party relationships.

The near and long-term viability of our vaccine candidates depend in part on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies, non-profit organizations and government agencies. Establishing strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on their existing pipelines; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, our products’ ability to address these areas, or other reasons beyond our expectations or control. Collaborators also may seek to modify or terminate relationships, which may be difficult and time-consuming, and ultimately may not be successful and lead to the collaborator rejecting the collaboration. Past success in establishing strategic collaborations with pharmaceutical and biotechnology companies, non-profit organizations and government agencies is no guarantee of future success in entering into new relationships or in performing under existing relationships. Our existing collaborations, including with Sanofi under the Sanofi CLA for the co-commercialization of Nuvaxovid and other vaccines that include Nuvaxovid together with influenza and other antigens, may limit interest in partnering opportunities with respect to our CIC and other products. If we fail to establish a sufficient number of collaborations or government relationships on acceptable terms, or fail to perform under collaborations or relationships to the satisfaction of counter-parties, then we may not be able to commercialize our vaccine candidates or generate sufficient revenue to fund further research and development efforts.

The collaborations we have established, including the Sanofi CLA, or may establish, may not result in the successful development or commercialization of any vaccine candidates for several reasons, including the fact that:
▪we may not have the ability to control the activities of our partners and cannot provide assurance that they will fulfill their obligations to us, including with respect to the license, development and commercialization of vaccine candidates, in a timely manner or at all;

▪such partners may not devote sufficient resources to our vaccine candidates or properly prosecute, maintain or defend our intellectual property rights;
▪our partners could independently develop, or develop with third parties, products that compete directly or indirectly with our vaccine candidates if such partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
▪any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our vaccine candidates and affect our ability to realize product revenue, including with respect to Sanofi under the Sanofi CLA, revenue for our only commercial-stage product against COVID-19; and
▪disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.

If we or our collaborators fail to maintain our existing agreements or in the event we fail to establish agreements as necessary, then we could be required to undertake research, development, manufacturing and commercialization activities solely at our own expense. These activities would significantly increase our capital requirements and, given our lack of sales, marketing and distribution capabilities, significantly delay the commercialization of our vaccine candidates.

Risks Related to Our Financial Condition and Capital Requirements
Our existing funding and supply agreements or our advance purchase agreements do not assure success of our vaccine candidates or vaccines or that we will be able to fully fund our vaccine candidates or vaccines or our company operations, and if we are unable to satisfy the performance obligations under such agreements the agreements may be terminated, the purchase commitments may be reduced or we may be required to refund advanced payments.
We have entered into, and may in the future enter into supply agreements (also sometimes referred to as advance purchase agreements) for our COVID-19 Vaccine that include prepayments from the purchasers to help fund our development and manufacture of the vaccine. Under certain supply agreements, if we do not timely achieve requisite regulatory milestones for our COVID-19 Vaccine in the relevant jurisdictions, obtain supportive recommendations from governmental advisory committees, and/or achieve product volume or delivery timing obligations, purchasers may seek to terminate such agreements, reduce their purchase commitments, require us to refund all or some prepayments we have received, or renegotiate such agreements, each of which could have a material and adverse effect on our financial condition. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of prototype vaccine under certain of our supply agreements. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of COVID-19 Vaccine. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory and commercial milestones. We may not achieve such milestones, which could have a material and adverse effect on our financial condition.

For example, in September 2022, following a delay in obtaining regulatory approval in the United Kingdom, we entered into the Amended and Restated UK Supply Agreement, which amended and restated in its entirety the Original UK Supply Agreement, which reduced the volume of vaccine doses that the Authority committed to purchase. Under the terms of the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses (the “Conditional Doses”) of our prototype vaccine, with the number of Conditional Doses contingent on, and subject to reduction based on, our timely achievement of supportive recommendations from the JCVI that is approved by the UK Secretary of State for Health. If the Authority did not purchase the Conditional Doses or the number of such Conditional Doses was reduced below 15 million doses of our prototype vaccine, we would have to repay up to $225.0 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024. As of November 30, 2022, the JCVI had not made a supportive recommendation with respect to our prototype vaccine, thereby triggering (i) a reduction of the number of Conditional Doses from 15 million doses to 7.5 million doses, which reduced number of Conditional Doses were contingent on, and subject to further reduction based on, our timely achievement by November 30, 2023 of a supportive recommendation from JCVI that is approved by the UK Secretary of State for Health as described above, and (ii) an obligation for us to repay $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In April 2023, we repaid the$112.5 million related to the November 30, 2022 triggering event. As of November 30, 2023, the JCVI had not made a supportive recommendation with respect to the prototype vaccine, thereby triggering a reduction in the number of Conditional Doses from 7.5 million doses to zero.
We have an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In March 2024, we and Australia agreed to cancel the COVID-19 Vaccine doses previously scheduled for delivery in the fourth quarter of 2023. As a result of the cancellation, the total contract value was reduced by $54.0 million, including $6.0 million of deferred revenue related to the cancelled doses that will be applied as a credit towards future deliveries of doses. Australia is not required to purchase updated vaccine doses until we receive authorization from the Therapeutic Goods Administration (“TGA”). We do not expect approval in time for product delivery in 2024 which could result in a loss or deferral of approximately $240 million of contract value. We plan to seek an amendment to the Australia APA which may not be achievable on acceptable terms or at all. As of June 30, 2024, $119.1 million was classified as current Deferred revenue and $14.7 million was classified as non-current Deferred revenue with respect to the Australia APA in our consolidated balance sheet. If we are unable to satisfy our obligations under the Australia APA, $92.5 million of deferred revenue may become refundable and approximately $225 million of remaining funds under the contract may no longer be available.
We have an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). The Canadian government may terminate the Canada APA, as amended, if we fail to receive regulatory approval for its COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre (“BMC”) Inc. on or before December 31, 2024. We do not currently anticipate achieving regulatory approval of our COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Therefore, in parallel, we plan to work with the Canadian government on an amendment that addresses possible alternatives, which may not be achievable on acceptable terms or at all. As of June 30, 2024, $452.1 million was classified as current Deferred revenue and $136.1 million was classified as non-current Deferred revenue with respect to the Canadian APA in our consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available.We are working with the Canadian Government on an amendment to the APA that addresses regulatory approval and future delivery schedules, which may not be achievable on acceptable terms or at all.

Item 5.    Other Information
During the three months ended June 30, 2024, certain of our directors and “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” We describe the material terms of these Rule 10b5-1 trading plans below.

John C. Jacobs, President and Chief Executive Officer

On May 28, 2024, John C. Jacobs, our President and Chief Executive Officer and a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Mr. Jacobs, acting through a broker, may sell up to an aggregate of 47,526 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from August 27, 2024 to April 30, 2025. The plan is scheduled to terminate on April 30, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Jacobs or the broker, or as otherwise provided in the plan.

John Trizzino, President and Chief Operating Officer

On June 17, 2024, John Trizzino, our President and Chief Operating Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Trizzino, acting through a broker, may sell up to an aggregate of 218,669 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from September 16, 2024 to May 7, 2025. The plan is scheduled to terminate on May 7, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Trizzino or the broker, or as otherwise provided in the plan.

Filip Dubovsky, MD, Former President, Research & Development

On May 10, 2024 , Filip Dubovsky, MD, our former President, Research & Development, terminated a Rule 10b5-1 trading plan that he had originally adopted on December 12, 2023. The plan was for the sale of up to 13,365 shares of our common stock. Sales under the plan were scheduled to occur from March 15, 2024 to June 14, 2024.

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

3.4
Certificate of Designation of Series A Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2020 (File No. 000- 26770))

10.1
Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 29, 2024 in connection with the Annual Meeting held on June 13, 2024 (File No. 000-26770))

10.2*
Amended and Restated Novavax, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed on April 29, 2024 in connection with the Annual Meeting held on June 13, 2024 (File No. 000-26770))

10.3
Securities Subscription Agreement, dated May 10, 2024, by and between the Company and Sanofi Pasteur Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2024 (File No. 000-26770))

10.4*±	Collaboration and License Agreement, dated May 10, 2024, by and between the Company and Sanofi Pasteur Inc.

10.5*	Consulting and Advisory Agreement between the Company and Filip Dubovsky, M.D. dated May 29, 2024

10.6*±	Supply Agreement, dated May 6, 2024, by and between the Company and Serum Life Sciences Limited

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three and six-month periods ended June 30, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six-month periods ended June 30, 2024 and 2023, (iii) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit for the three and six-month periods ended June 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements.

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

NOVAVAX, INC.

Date: August 8, 2024	By:	/s/ John C. Jacobs
John C. Jacobs President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)