Form 10-Q
period 2024-09-30
NOVAVAX INC
filed 2024-11-12
CIK 1000694

.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 160,184,994 as of October 31, 2024.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	2
	Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	3
	Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2024 and 2023	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	43
PART II. OTHER INFORMATION		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	46
Item 5	Other Information	48
Item 6.	Exhibits	48
SIGNATURES		49

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product sales	$38,210	$2,231	$140,438	$279,937
Licensing, royalties, and other	46,302	19,833	453,413	23,046
Grants	—	164,922	—	389,380
Total revenue	84,512	186,986	593,851	692,363

Expenses:
Cost of sales	60,619	98,929	166,070	188,792
Research and development	87,164	106,229	286,789	572,805
Selling, general, and administrative	70,747	107,460	258,843	313,709
Total expenses	218,530	312,618	711,702	1,075,306
Loss from operations	(134,018)	(125,632)	(117,851)	(382,943)
Other income (expense):
Interest expense	(4,236)	(2,859)	(12,490)	(10,299)
Other income (expense), net	15,922	(2,982)	27,307	26,912
Loss before income tax expense (benefit)	(122,332)	(131,473)	(103,034)	(366,330)
Income tax expense (benefit)	(1,032)	(697)	3,435	343
Net loss	$(121,300)	$(130,776)	$(106,469)	$(366,673)

Net loss per share:
Basic and diluted	$(0.76)	$(1.26)	$(0.71)	$(3.94)
Weighted average number of common shares outstanding:
Basic and diluted	160,049	103,429	149,486	93,046
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(121,300)	$(130,776)	$(106,469)	$(366,673)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale marketable securities	393	—	243	—
Foreign currency translation adjustment	13,713	(3,686)	633	(5,486)
Other comprehensive income (loss)	14,106	(3,686)	876	(5,486)
Comprehensive loss	$(107,194)	$(134,462)	$(105,593)	$(372,159)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$573,630	$568,505
Marketable securities	335,901	—
Restricted cash	10,547	10,424
Accounts receivable	94,962	297,240
Inventory	8,638	41,696
Prepaid expenses and other current assets	80,002	226,023
Total current assets	1,103,680	1,143,888
Property and equipment, net	285,724	305,771
Right of use asset, net	165,766	185,218
Goodwill	126,766	127,454
Other non-current assets	30,547	35,159
Total assets	$1,712,483	$1,797,490
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$57,517	$132,610
Accrued expenses	218,674	394,668
Deferred revenue	613,418	241,310
Current portion of finance lease liabilities	9,675	5,142
Other current liabilities	281,715	861,408
Total current liabilities	1,180,999	1,635,138
Deferred revenue	515,370	622,210
Convertible notes payable	169,265	168,016
Non-current finance lease liabilities	54,368	55,923
Other non-current liabilities	318,917	33,130
Total liabilities	2,238,919	2,514,417

Commitments and contingencies (Note 14)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—

Stockholders' deficit:
Common stock, $0.01 par value, 600,000,000 shares authorized at September 30, 2024 and December 31, 2023; 161,558,247 shares issued and 160,148,088 shares outstanding at September 30, 2024 and 140,506,093 shares issued and 139,505,770 shares outstanding at December 31, 2023	1,616	1,405
Additional paid-in capital	4,490,630	4,192,164
Accumulated deficit	(4,927,420)	(4,820,951)
Treasury stock, cost basis, 1,410,159 shares at September 30, 2024 and 1,000,323 shares at December 31, 2023	(94,860)	(92,267)
Accumulated other comprehensive income	3,598	2,722
Total stockholders’ deficit	(526,436)	(716,927)
Total liabilities and stockholders’ deficit	$1,712,483	$1,797,490
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Three and Nine Months Ended September 30, 2024 and 2023
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at June 30, 2024	161,267,120	$1,613	$4,477,748	$(4,806,120)	$(94,439)	$(10,508)	$(431,706)
Stock-based compensation	—	—	12,049	—	—	—	12,049
Stock issued under incentive programs	291,127	3	833	—	(421)	—	415
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	393	393
Foreign currency translation adjustment	—	—		—	—	13,713	13,713
Net loss	—	—	—	(121,300)	—	—	(121,300)
Balance at September 30, 2024	161,558,247	$1,616	$4,490,630	$(4,927,420)	$(94,860)	$3,598	$(526,436)

Balance at June 30, 2023	95,183,750	$952	$3,855,916	$(4,511,786)	$(91,424)	$(8,177)	$(754,519)
Stock-based compensation	—	—	21,254	—	—	—	21,254
Stock issued under incentive programs	176,329	2	634	—	(282)	—	354
Issuance of common stock, net of issuance costs of $3,063	24,281,588	242	188,781	—	—	—	189,023
Foreign currency translation adjustment	—	—	—	—	—	(3,686)	(3,686)
Net loss	—	—	—	(130,776)	—	—	(130,776)
Balance at September 30, 2023	119,641,667	$1,196	$4,066,585	$(4,642,562)	$(91,706)	$(11,863)	$(678,350)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2023	140,506,093	$1,405	$4,192,164	$(4,820,951)	$(92,267)	$2,722	$(716,927)
Stock-based compensation	—	—	37,704	—	—	—	37,704
Stock issued under incentive programs	1,958,757	20	4,544	—	(2,593)	—	1,971
Issuance of common stock, net of issuance costs of $3,830	19,093,397	191	256,218	—	—	—	256,409
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	243	243
Foreign currency translation adjustment	—	—	—	—	—	633	633
Net loss	—	—	—	(106,469)	—	—	(106,469)
Balance at September 30, 2024	161,558,247	$1,616	$4,490,630	$(4,927,420)	$(94,860)	$3,598	$(526,436)

Balance at December 31, 2022	86,806,554	$868	$3,737,979	$(4,275,889)	$(90,659)	$(6,377)	$(634,078)
Stock-based compensation	—	—	70,193	—	—	—	70,193
Stock issued under incentive programs	605,571	6	1,740	—	(1,047)	—	699
Issuance of common stock, net of issuance costs of $3,924	32,229,542	322	256,673	—	—	—	256,995
Foreign currency translation adjustment	—	—	—	—	—	(5,486)	(5,486)
Net loss	—	—	—	(366,673)	—	—	(366,673)
Balance at September 30, 2023	119,641,667	$1,196	$4,066,585	$(4,642,562)	$(91,706)	$(11,863)	$(678,350)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(106,469)	$(366,673)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	35,979	30,431
Non-cash stock-based compensation	37,704	69,699
Provision for excess and obsolete inventory	19,913	49,533
Impairment of long-lived assets	5,431	10,081
Other items, net	(3,786)	(3,015)
Changes in operating assets and liabilities:
Inventory	13,103	(82,542)
Accounts receivable, prepaid expenses, and other assets	353,176	(34,418)
Accounts payable, accrued expenses, and other liabilities	(343,158)	(349,261)
Deferred revenue	74,007	138,979
Net cash provided by (used in) operating activities	85,900	(537,186)

Investing Activities:
Capital expenditures	(11,125)	(44,932)
Purchases of available-for-sale marketable securities	(441,265)	—
Proceeds from maturities of available-for-sale marketable securities	105,607	—
Internal-use software	(1,262)	(4,796)
Net cash used in investing activities	(348,045)	(49,728)

Financing Activities:
Net proceeds from sales of common stock	263,272	256,995
Net proceeds from the exercise of stock-based awards	1,971	699
Finance lease payments	(1,238)	(25,026)
Repayment of 2023 Convertible notes	—	(325,000)
Payments of costs related to issuance of 2027 Convertible notes	—	(3,591)
Net cash provided by (used in) financing activities	264,005	(95,923)
Effect of exchange rate on cash, cash equivalents, and restricted cash	2,917	355
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,777	(682,482)
Cash, cash equivalents, and restricted cash at beginning of period	583,810	1,348,845
Cash, cash equivalents, and restricted cash at end of period	$588,587	$666,363

Supplemental disclosure of non-cash activities:
Right-of-use asset leases, net of tenant improvement allowance on facility leases	$(4,302)	$96,492
Capital expenditures included in accounts payable and accrued expenses	$1,607	$2,394
Internal-use software included in accounts payable and accrued expenses	$320	$167

Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$8,500	$11,751
Cash paid for income taxes, net of refunds	$641	$128
    The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
Note 1 – Organization and Business
Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) is a global company focused on driving value via its proven technology platform, which includes a combination of a recombinant protein approach, innovative nanoparticle technology, and patented Matrix-M™ adjuvant, through partnerships and research and development. The Company continues to evolve its operating model to leverage four key drivers of value: a partnership with Sanofi Pasteur Inc. (“Sanofi”) announced in May 2024, a late-stage pipeline focuses on its COVID-19-Influenza Combination (“CIC”) and stand-alone influenza vaccine candidates, leveraging its proven technology platform to drive additional partnerships and deals, and its emerging early-stage pipeline.

In May 2024, Novavax entered into a collaboration and licensing agreement (the “Sanofi CLA”) with Sanofi. The agreement includes a co-exclusive license to co-commercialize Novavax’s COVID-19 vaccine following the end of the 2024-2025 vaccination season, a sole license to Novavax’s COVID-19 vaccine for use in combination with Sanofi’s influenza vaccines, a non-exclusive license to develop and commercialize other vaccine products selected by Sanofi that include the Company's Matrix-MTM adjuvant in vaccine products (See Note 6).
Novavax’s program includes the Company’s prototype COVID-19 vaccine (“NVX-CoV2373,” or “prototype vaccine”), the Company’s XBB COVID-19 vaccine (“NVX-CoV2601”), and the Company’s updated vaccine for the 2024-2025 vaccination season (“NVX-CoV2705” or “updated vaccine” and, collectively with NVX-CoV2373 and NVX-CoV2601, the Company’s “COVID-19 Vaccine” or “COVID-19 Program”). Local regulatory authorities have also specified nomenclature for the labeling of NVX-CoV2373 and NVX-CoV2601 within their territories (e.g., “Novavax COVID-19 Vaccine, Adjuvanted”, “Novavax COVID-19, Adjuvanted (2023-2024 Formula),” respectively, for the U.S., and “Nuvaxovid™” for ex-US territories).
Currently, the Company significantly depends on its supply agreement with Serum Institute of India Pvt. Ltd. (“SII”) and its subsidiary, Serum Life Sciences Limited (“SLS” and together with SII, “Serum”), for co-formulation, filling, and finishing.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive loss, changes in stockholders’ deficit, and cash flows for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
The accompanying unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The aggregate foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency were a $1.2 million loss and a $7.9 million loss, and a $12.2 million loss and $3.9 million gain for the three and nine months ended September 30, 2024 and 2023, respectively, which are reflected in Other income (expense), net.
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

Liquidity and Going Concern
The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty described below.

As of September 30, 2024, the Company had $573.6 million in cash and cash equivalents, $335.9 million in marketable securities, and negative working capital of $77.3 million. During the nine months ended September 30, 2024, the Company recognized net loss of $106.5 million, and had net cash flows provided by operating activities of $85.9 million.

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated its ability to continue as a going concern within one year after the date that the accompanying unaudited consolidated financial statements are issued. Based on the Company’s current cash, cash equivalents and marketable securities balances and the Company's current cash flow forecast for the one-year going concern look forward period, the Company has concluded that it expects to have sufficient capital available to fund its operations for the one-year period from the date that these financial statements are issued. As of December 31, 2023, the Company had concluded that there was substantial doubt about its ability to continue as a going concern primarily due to significant uncertainty related to its ability to successfully develop, manufacture, distribute, and market its updated vaccine and execute on certain cost-reduction initiatives as described in Note 15. The Sanofi CLA combined with cost reductions and the settlement of certain liabilities, has alleviated the substantial doubt.
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
For multiple performance obligation arrangements, the Company allocates the transaction price to each distinct performance obligation based on its relative stand-alone selling price. The stand-alone selling price is generally determined for each performance obligation based on the prices charged to customers, discounted cash flows, or using expected cost-plus margin. For stand-alone selling prices determined using discounted cash flows, the Company considers discounted, probability-weighted cash flows related to the performance obligation transferred. In developing such estimates, the Company applies judgment in determining the forecasted revenue, expected margins, and the discount rate. These estimates are subjective and require the Company to make assumptions about future cash flows. Revenue related to performance obligations satisfied at a point in time is recognized when the customer obtains control of the promised asset. For performance obligations recognized over time, the Company recognizes revenue using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Under this process, the Company considers the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, and indirect administrative costs. Estimating the total cost at completion of the Company’s performance obligation under a contract is subjective and requires the Company to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and may impact the timing of revenue recognition on the Company’s contracts. Changes in estimates related to the process are recognized in the period when such changes are made on a cumulative catch-up basis. The Company has not experienced any material adjustments as a result of changes in estimates arising from this process.
Use of Estimates
The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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
See Note 15 for additional information on the severance and employee benefit costs for terminated employees and impairment of assets in connection with the Company’s Restructuring Plan as defined in Note 15.
Recent Accounting Pronouncements
Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC's regulations. The ASU is effective for the Company’s annual period ended December 31, 2024 and interim periods thereafter. The Company is currently evaluating ASU 2023-06 to determine its impact on the Company’s consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which expands disclosures for reportable segments made by public entities and requires more detailed information about expenses within each reportable segment. Entities with a single reportable segment are required to provide on both an interim and annual basis, all segment disclosures required in ASC 280, including the new disclosures for reportable segments under the amendments in ASU 2023-07. The amendments do not change the existing guidance on how a public entity identifies and determines its reportable segments. The ASU is effective for the Company’s annual period ended December 31, 2024 and interim periods thereafter. The Company is currently evaluating ASU 2023-07 to determine its impact on the Company's disclosures.
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
Note 3 – Marketable Securities
Marketable securities were classified as available-for-sale as of September 30, 2024 and comprised of (in thousands):

	September 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$335,658	$243	$—	$335,901	$—	$—	$—	$—
Total marketable securities	$335,658	$243	$—	$335,901	$—	$—	$—	$—

As of September 30, 2024, investments in marketable securities, comprised of corporate debt securities, were due to mature within one year. Based on the Company’s policy under the expected credit loss model, including an assessment of the investment portfolio as of September 30, 2024, the Company concluded that its marketable securities were not attributable to credit and therefore an allowance for credit losses has not been recorded as of September 30, 2024. As of September 30, 2024, the Company held no securities that were in an unrealized loss position for more than 12 months.

Note 4– Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at September 30, 2024			Fair Value at December 31, 2023
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$197,911	$—	$—	$171,824	$—	$—
Government-backed securities(1)	—	225,000	—	—	200,000	—
Treasury securities(1)	—	—	—	—	45,622	—
Corporate debt securities(2)	—	460,180	—	—	—	—
Total cash equivalents and marketable securities	$197,911	$685,180	$—	$171,824	$245,622	$—
Liabilities
5.00% Convertible notes due 2027	$—	$221,733	$—	$—	$100,909	$—
(1)Classified as cash and cash equivalents as of September 30, 2024 and December 31, 2023, respectively, on the consolidated balance sheets.
(2)Includes $124.2 million classified as Cash and cash equivalents and $335.9 million classified as marketable securities as of September 30, 2024, on the consolidated balance sheets.
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
During the nine months ended September 30, 2024 and 2023, the Company did not have any transfers between levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 5 – Revenue
The Company's accounts receivable included $88.8 million and $286.4 million related to amounts that were billed to customers and $6.2 million and $10.8 million related to amounts which had not yet been billed to customers as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024 and 2023, changes in the Company’s accounts receivables, allowance for credit losses, and deferred revenue balances were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Accounts receivable:
Nine Months Ended September 30, 2024	$304,916	$882,979	$(1,085,258)	$102,637
Nine Months Ended September 30, 2023	96,210	981,305	(946,182)	131,333
Allowance for credit losses(1):
Nine Months Ended September 30, 2024	$(7,675)	$—	$—	$(7,675)
Nine Months Ended September 30, 2023	(13,835)	—	6,160	(7,675)
Deferred revenue:(2)
Nine Months Ended September 30, 2024	$863,520	$363,758	$(98,490)	$1,128,788
Nine Months Ended September 30, 2023	549,551	422,766	(171,288)	801,029
(1)    There was no allowance for credit losses recorded during the nine months ended September 30, 2024 or 2023. During the nine months ended September 30, 2023, there was a $6.2 million reversal of a credit loss allowance due to the collection of a previously recognized allowance for credit losses. To estimate the allowance for credit losses, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.
(2) Deductions from Deferred revenue generally related to the recognition of revenue once performance obligations on a contract with a customer are met. During the nine months ended September 30, 2024, deductions included a $33.5 million reclassification of refundable upfront payments previously included in Deferred revenue to Other current liabilities. During the nine months ended September 30, 2024, additions included a $225.0 million reclassification of an upfront payment from Other current liabilities to Deferred revenue related to the settlement with Gavi as discussed below. During the nine months ended September 30, 2023, deductions included a $112.5 million reclassification of refundable upfront payments previously included in Deferred revenue to Other current liabilities.

As of September 30, 2024, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties and constrained variable consideration, was $1.3 billion, of which $1.1 billion was included in Deferred revenue. Failure to meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements (“APAs”) may require the Company to refund portions of upfront and other payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing to fulfill performance obligations related to APAs will depend on the timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request the Company’s updated vaccine under certain of the Company’s APAs. The timing to fulfill performance obligations related to the Sanofi CLA will depend on the timing of delivery of Sanofi Transition Services and Sanofi Technology Transfer services and delivery of doses and other materials based on Sanofi demand.
Under an APA with Gavi, the Vaccine Alliance (“Gavi”), entered into in May 2021 (the “Gavi APA”), the Company received upfront payments of $700 million from Gavi (the “Advance Payment Amount”) to be applied against purchases of the Company’s prototype vaccine by certain countries participating in the COVAX Facility. As of December 31, 2023, the remaining Gavi Advance Payment Amount was $696.4 million. In February 2024, the Company entered into a Termination and Settlement Agreement with Gavi (the “Gavi Settlement Agreement”) terminating the Gavi APA, settling the arbitration proceedings, and releasing both parties of all claims arising from, under, or otherwise in connection with the Gavi APA. In February 2024, the claims and counterclaims were dismissed with prejudice. Pursuant to the Gavi Settlement Agreement, the Company is responsible for payment to Gavi of (i) an initial settlement payment of $75 million, which the Company paid in February 2024, and (ii) deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of the Company’s vaccines for supply to certain low-income and lower-middle income countries. The Company has the right to price the vaccines offered to such low-income and lower-middle income countries in its discretion, and, when utilized by Gavi, the Company will credit the actual price per vaccine paid against the applicable credit. The Company intends to price vaccines offered via the tender process, consistent with its shared goal with Gavi to provide equitable access to those countries. Also, pursuant to the Gavi Settlement Agreement, the Company granted Gavi an additional credit of up to $225 million that may be applied against qualifying sales of any of the Company’s vaccines for supply to such low-income and lower-middle income countries that exceed the $80 million deferred payment amount in any calendar year during the deferred payment term. In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of the $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and the additional credit of up to $225 million that may be applied for certain qualifying sales.
The Company recorded the $3.6 million difference between the refund liability recorded as of December 31, 2023 of $696.4 million and the $700 million of total consideration under the arrangement as a reduction to revenue during the nine months ended September 30, 2024. As of September 30, 2024, the remaining amounts included on the Company’s consolidated balance sheet were $225 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $95.0 million in Other current liabilities, and $290.0 million in Other non-current liabilities. In addition, the Company and Gavi entered into a security agreement pursuant to which Novavax granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6), which will continue for the deferred payment term of the Gavi Settlement Agreement.
Product Sales
Product sales by the Company’s customer’s geographic location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$33,969	$2,231	$29,214	$2,231
Europe	1,167	—	91,753	59,322
Rest of the world	3,074	—	19,471	218,384
Total product sales revenue	$38,210	$2,231	$140,438	$279,937
Product sales in the U.S. are primarily made through large pharmaceutical wholesale distributors at the wholesale acquisition cost (“WAC”). Product sales in the U.S. are recorded net of gross-to-net deductions.
As of September 30, 2024, changes in the Company’s gross-to-net deductions balances were as follows (in thousands):

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2023	$21,072	$84,616	$105,688
Amounts charged against product sales(1)	60,092	80,593	140,685
Credits/deductions	(56,583)	(86,937)	(143,520)
Balance as of September 30, 2024	$24,581	$78,272	$102,853
(1)    Amounts charged against product sales include $4.2 million of net adjustments made to prior period product sales, due primarily to $8.1 million of previously estimated product returns, which are no longer eligible for customer credits and therefore were recognized in product revenue during the nine months ended September 30, 2024, offset by increases to other gross-to-net deductions.

As of September 30, 2024 and December 31, 2023, $3.4 million and $2.6 million of gross-to-net deductions were included in Accounts receivable, respectively. As of September 30, 2024 and December 31, 2023, $99.5 million and $103.1 million of gross-to-net deductions were included in Accrued expenses, respectively.
The Company has an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In March 2024, the Company and Australia agreed to cancel the COVID-19 Vaccine doses previously scheduled for delivery in the fourth quarter of 2023. As a result of the cancellation, the total contract value was reduced by $54.0 million, including $6.0 million of deferred revenue related to the cancelled doses that will be applied as a credit towards future deliveries of doses. Australia is not required to purchase updated vaccine doses until the Company receives authorization from Therapeutic Goods Administration (“TGA”). The Company does not expect approval in time for product delivery in 2024 which could result in a loss or deferral of approximately $240 million of contract value. The Company plans to seek an amendment to the Australia APA which may not be achievable on acceptable terms or at all. As of September 30, 2024, $119.1 million was classified as current Deferred revenue and $14.7 million was classified as non-current Deferred revenue with respect to the Australia APA in the Company’s consolidated balance sheet. If the Company is unable to satisfy its obligations under the amended Australia APA, $92.5 million of deferred revenue may become refundable and approximately $225 million of remaining funds under the contract may no longer be available.
The Company has an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). The Canadian government may terminate the Canada APA, as amended, if the Company fails to receive regulatory approval for its COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre (“BMC”) Inc. on or before December 31, 2024. The Company does not expect to receive regulatory approval of its COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Therefore, the Company plans to seek an amendment to the Canada APA to address possible alternatives, which may not be achievable on acceptable terms or at all. As of September 30, 2024, $452.1 million was classified as current Deferred revenue and $136.1 million was classified as non-current Deferred revenue with respect to the Canadian APA in the Company’s consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available.

In July 2024, the Pharmaceutical Management Agency (“Pharmac”), a New Zealand Crown entity, provided notice of its termination of its APA (the “New Zealand APA”). Pharmac has requested a refund of certain advanced payments, and the Company is in discussion with Pharmac regarding whether a refund of the advanced payments is appropriate under the New Zealand APA. As of September 30, 2024, $31.3 million was reclassified from current Deferred revenue to Other current liabilities in the Company’s consolidated balance sheet. Approximately $125 million of the contract value related to future deliverables may no longer be available if the New Zealand APA is terminated. The Company responded to Pharmac in September 2024 indicating it does not believe Pharmac has the right to unilaterally terminate the contract or receive a refund of any part of the remaining upfront payment.

Licensing, Royalties, and Other
Licensing, royalties, and other includes licensing payments, transition services revenue, and technology transfer revenue from the Sanofi CLA; royalty milestone payments; sales-based royalties; and Matrix-M™ adjuvant sales.
During the three and nine months ended September 30, 2024, respectively, the Company recognized $9.9 million and $400.1 million in revenue related to license fees and sales-based royalties and $2.3 million and $11.9 million in revenue related to Matrix-M™ adjuvant sales, respectively. During the three and nine months ended September 30, 2024, the Company recognized $32.7 million and $39.4 million of transition services revenue and technology transfer revenue, respectively.
During the three and nine months ended September 30, 2023, the Company recognized $13.8 million and $17.0 million in revenue related to Matrix-M™ adjuvant sales. During the three and nine months ended September 30, 2023, the Company recognized $6.0 million in revenue related related to sales-based royalties.
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

Note 6 – Collaboration, License, and Supply Agreements
As of September 30, 2024, the Company’s material collaborations, license and supply agreements were as follows:
Serum
The Company previously granted SII exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of its prototype vaccine, NVX-CoV2601, its updated vaccine, and its CIC vaccine candidate. SII agreed to purchase the Company's Matrix-M™ adjuvant and the Company granted SII a non-exclusive license to manufacture the antigen drug substance component of the Company’s COVID-19 Vaccine in SII’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. The Company and SII equally split the revenue from SII’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. In May 2024, the Company and SLS entered into a supply agreement (the “SLS Supply Agreement”) under which SLS agreed to supply the Company with antigen drug substance and finished COVID-19 Vaccine doses. The SLS Supply Agreement includes the general terms and conditions of supply orders between the Company and SLS. The Company and SLS execute firm purchase orders, which include specific quantities to be delivered under the SLS Supply Agreement. The Company agreed to supply SLS with all Matrix-M™ adjuvant needed to manufacture finished COVID-19 Vaccine doses. In March 2020, the Company entered into an agreement with SII that granted SII a non-exclusive license for the use of Matrix-M™ adjuvant supplied by the Company to develop, manufacture, and commercialize R21/Matrix-M™ adjuvant (“SII R21 Agreement”), a malaria vaccine created by the Jenner Institute, University of Oxford (“R21/Matrix-M™”). In December 2023, R21/Matrix-M™ received prequalification by the World Health Organization (“WHO”). Under the SII R21 Agreement, SII purchases the Company's Matrix-M™ adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
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
Pursuant to the Sanofi CLA, the Company received a non-refundable upfront payment of $500 million in the second quarter of 2024. In addition, the Company is eligible to receive development, technology transfer, launch, and sales milestone payments totaling up to $700 million in the aggregate with respect to the COVID-19 Vaccine Products and royalty payments on Sanofi’s sales of such licensed products. Milestone payments are comprised of a payment of $175 million upon the approval of the marketing authorization for a COVID-19 Vaccine Product in a pre-filled syringe from the U.S. Food and Drug Administration (“U.S. FDA”), $25 million upon the transfer of such approval to Sanofi, $25 million upon the transfer of EMA approval of a COVID-19 Vaccine Product in a pre-filled syringe to Sanofi, $50 million upon database lock of an existing Phase 2/3 clinical trial (identifier 2019nCoV-503), $75 million upon the completion of the technology transfer of the Company’s manufacturing process for the COVID-19 Vaccine Products to Sanofi, and up to $350 million in CIC Product-related development and launch milestones.
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
The Company identified the following performance obligations in the Sanofi CLA and determined that they were within the scope of ASC 606: delivery of (i) the licenses described above (the COVID-19 Vaccine license, CIC Products license, Other Combination Product license, and Adjuvant Products license) (collectively the “Sanofi CLA Licenses’), (ii) research and development transition services that support further regulatory approval and development of the COVID-19 Vaccine, referred to as the “Sanofi Transition Services”, and (iii) technology transfer of the existing manufacturing process for the COVID-19 Vaccine Products and Matrix-M™ adjuvant, referred to as the “Sanofi Technology Transfer.”
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
The Company allocated the fixed consideration (i.e., the $500 million nonrefundable upfront fee) to the performance obligations in the Sanofi CLA based on each performance obligation’s relative stand-alone selling price, or SSP, as follows:
•$389.6 million for the upfront transfer of the licenses;
•$106.9 million for Sanofi Transition Services; and
•$3.5 million for Sanofi Technology Transfer.
The SSP for the licenses were determined using an approach that considered discounted, probability-weighted cash flows related to the license transferred. In developing such estimates, the Company applied judgment in determining the forecasted revenues expected margins, and the discount rate. The SSP for the ongoing Sanofi Transition Services and Sanofi Technology Transfer were based on estimates of the associated effort and cost of these services, adjusted for a reasonable gross profit margin that would be expected to be realized under similar contracts.
The Company recognized revenue related to the licenses at a point in time upon transfer of the rights and control of the license to Sanofi during the second quarter 2024. The Sanofi Transition Services and Sanofi Technology Transfer are recognized in revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Sanofi Transition Services and Sanofi Technology Transfer for the three and nine month period ended September 30, 2024 was $32.7 million and $39.4 million, respectively. The Company’s consolidated balance sheet as of September 30, 2024 includes a deferred revenue balance of $70.0 million ($29.8 million included in Deferred revenue, current portion and $40.2 million included in Deferred revenue, non-current portion) related to Sanofi Transition Services and Sanofi Technology Transfer.
The Company recognized an asset for $35.0 million of direct costs incurred to obtain the Sanofi CLA. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods and services in the Sanofi CLA. The Company recognized $0.9 million and $28.0 million of amortization expense related to the asset in Selling, general, and administrative expense for the three and nine months ended September 30, 2024, respectively.
In May 2024, the Company also entered into the Subscription Agreement, pursuant to which the Company sold and issued to Sanofi, in a private placement, 6.9 million shares of the Company’s common stock, at a price of $10.00 per share for aggregate gross proceeds to the Company of $68.8 million. The opening price of the Company’s common stock on the date of the sale approximated $10.00 per share and therefore all gross proceeds were allocated to stockholders’ deficit.

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
Pursuant to the Settlement Agreement, in March 2024, the Company paid $42.0 million to Fujifilm, the parties agreed to a mutual release of claims arising from, under or otherwise in connection with the CSAR, and Fujifilm agreed to dismiss the Fujifilm Arbitration. This payment is less than amounts previously accrued for and reflected in Research and development expense, and accordingly, the Company recorded a benefit of $26.6 million as Research and development expense during the nine months ended September 30, 2024 upon the execution of the Settlement Agreement.
The Company continues to assess its manufacturing needs and intends to modify its global manufacturing footprint consistent with its contractual obligations to supply, and anticipated demand for, its COVID-19 Program, and in doing so, recognizes that significant costs may be incurred.
Note 7 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sums to the total of such amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$573,630	$568,505
Restricted cash, current	10,547	10,424
Restricted cash, non-current(1)	4,410	4,881
Cash, cash equivalents, and restricted cash	$588,587	$583,810
(1)Classified as Other non-current assets as of September 30, 2024 and December 31, 2023, on the consolidated balance sheets.
Note 8 – Inventory
Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$1,603	$6,614
Semi-finished goods	5,405	7,392
Finished goods	1,630	27,690
Total inventory	$8,638	$41,696

Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments, offset by recoveries of such commitments, are recorded as a component of cost of sales in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2024, inventory write-downs were $1.4 million and $19.9 million, respectively, and losses on firm purchase commitments were $4.8 million and $6.5 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded recoveries on firm purchase commitments of $0.7 million related primarily to negotiated reductions to previously recognized firm purchase commitments. Also, for the three and nine months ended September 30, 2024, the Company recorded an impairment charge of $3.8 million in Cost of sales related to an embedded lease agreement with a CMO for production capacity in excess of production needs. For the three and nine months ended September 30, 2023, inventory write-downs were $18.1 million and $49.6 million, respectively, and losses on firm purchase commitments were $63.5 million and $71.9 million. In addition, for the three and nine months ended September 30, 2023, the Company recorded recoveries on firm purchase commitments of $21.5 million and $40.3 million, respectively, related primarily to negotiated reductions to previously recognized firm purchase commitments.
Note 9 – Goodwill
The Company has one reporting unit, which has a negative carrying amount as of September 30, 2024 and December 31, 2023. The change in the carrying amounts of goodwill for the nine months ended September 30, 2024 was as follows (in thousands):

Amount
Balance at December 31, 2023	$127,454
Currency translation adjustments	(688)
Balance at September 30, 2024	$126,766
Note 10 – Long-Term Debt
Total convertible notes payable consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
5.00% Convertible notes due 2027	$175,250	$175,250
Unamortized debt issuance costs	(5,985)	(7,234)
Total convertible notes payable	$169,265	$168,016
The effective interest rate of the 2027 Convertible notes is 6.2%. During the nine months ended September 30, 2023, the Company repaid the outstanding principal amount of $325.0 million on its 3.75% Convertible notes due in 2023, together with accrued but unpaid interest on the maturity date.
The interest expense incurred in connection with the convertible notes payable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Coupon interest	$2,192	$2,191	$6,576	$7,588
Amortization of debt issuance costs	416	395	1,248	1,295
Total interest expense on convertible notes payable	$2,608	$2,586	$7,824	$8,883

Note 11 – Stockholders’ Deficit
In August 2023, the Company entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated its then-existing At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”). During the nine months ended September 30, 2024, the Company sold 12.2 million shares of its common stock under its August 2023 Sales Agreement resulting in net proceeds of approximately $188 million. There were no sales recorded under the August 2023 Sales Agreement during the three months ended September 30, 2024. As of September 30, 2024, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
During the nine months ended September 30, 2023, the Company sold 25.7 million shares of its common stock under its June 2021 and August 2023 Sales Agreement, resulting in net proceeds of approximately $211 million. During the three months ended September 30, 2023, the Company sold 17.8 million shares of its common stock under its August 2023 Sales Agreement, resulting in net proceeds of approximately $143 million.
In May 2024, the Company also entered into the Subscription Agreement, pursuant to which the Company sold and issued to Sanofi, in a private placement, 6.9 million shares of the Company’s common stock, par value $0.01 per share at a price of $10.00 per share, for aggregate gross proceeds to the Company of $68.8 million.
In August 2023, the Company entered into a Securities Subscription Agreement with SK bioscience Co., Ltd. (“SK”), pursuant to which the Company agreed to sell and issue to SK 6.5 million shares of the Company’s common stock at a price of $13.00 per share (the “SK Shares”) in a private placement (the “Private Placement”) for aggregate gross proceeds to the Company of approximately $84.5 million. The Company recognized the SK Shares at the settlement date fair value of $46.5 million. The closing of the Private Placement occurred on August 10, 2023.
Note 12 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the granting of share-based awards to individuals who were not previously employees, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grants under the 2023 Inducement Plan. As of September 30, 2024, there were 0.2 million shares available for issuance under the 2023 Inducement Plan.
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 27.5 million shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on April 18, 2034. As of September 30, 2024, there were 10.7 million shares available for issuance under the 2015 Plan.
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

The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$942	$767	$2,640	$2,283
Research and development	5,166	10,022	16,848	33,826
Selling, general, and administrative	5,941	9,971	18,216	33,590
Total stock-based compensation expense	$12,049	$20,760	$37,704	$69,699
During the three and nine months ended September 30, 2024 there was no stock-based compensation expense capitalized into inventory. During the three and nine months ended September 30, 2023, total stock-based compensation capitalized in inventory was $0.5 million.
As of September 30, 2024, there was approximately $55 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the Company’s Employee Stock Purchase Plan (“ESPP”). This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately one year and will be allocated between cost of sales, research and development, and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on September 30, 2024. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the nine months ended September 30, 2024 and 2023 was approximately $10 million and $3 million, respectively.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2023 Inducement Plan, 2015 Plan, and 2005 Plan for the nine months ended September 30, 2024:

	2023 Inducement Plan		2015 Plan		2005 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2023	422,800	$10.67	4,787,042	$38.10	58,275	$119.79
Granted	—	—	703,777	7.02	—	—
Exercised	—	—	(379,082)	7.83	—	—
Canceled	—	—	(1,388,350)	45.07	(57,981)	119.80
Outstanding at September 30, 2024	422,800	$10.67	3,723,387	$32.70	294	$118.40
Shares exercisable at September 30, 2024	162,636	$10.84	2,304,516	$43.54	294	$118.40
The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average Black-Scholes fair value of stock options granted	$—	$7.84	$5.86	$7.27
Risk-free interest rate	—%	4.3%-4.4%	4.3%	3.5%-4.4%
Dividend yield	—%	—%	—%	—%
Volatility	—%	128.7%-130.3%	114.3%-121.8%	120.4%-140.3%
Expected term (in years)	—	3.9-5.1	3.9-6.3	3.9-6.3
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of September 30, 2024 was $11.6 million and 7.1 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan, 2015 Plan and 2005 Plan as of September 30, 2024 was $3.7 million and 6.0 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the nine months ended September 30, 2024:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2023	363,990	$10.66	3,714,870	$19.43
Granted	—	—	4,507,556	5.67
Vested	(121,331)	10.66	(990,190)	27.70
Forfeited	—	—	(1,146,527)	13.95
Outstanding and unvested at September 30, 2024	242,659	$10.66	6,085,709	$8.92
Employee Stock Purchase Plan
The ESPP was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 2.2 million shares of common stock to be purchased, and the aggregate number of shares will continue to increase 5% on January 1 of each year up to a maximum of 3.5 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of September 30, 2024, there were 1.0 million shares available for issuance under the ESPP.
Note 13 – Income Taxes
The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of objective evidence evaluated by the Company were the cumulative loss incurred over the three-year period ended September 30, 2024 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of September 30, 2024, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income.

During the three months ended September 30, 2024 and 2023, the Company recognized $1.3 million and $0.7 million of federal, state, and foreign income tax benefit, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $3.1 million and $0.3 million of federal, state, and foreign income tax expense, respectively. During the three and nine months ended September 30, 2024, the company recognized $0.3 million of foreign withholding tax expense. During the three and nine months ended September 30, 2023, the company did not recognize any foreign withholding tax expense.
Note 14 – Commitments and Contingencies
Legal Matters
Stockholder Litigation
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). The parties ultimately negotiated a settlement, which the Maryland Court approved on May 23, 2024. The Maryland Court closed the Sinnathurai Action on May 24, 2024. Upon the Maryland Court’s final approval, the Company relieved the $47 million estimated settlement liability within Accrued expenses and the $47 million estimated insurance recovery within Prepaid expenses and other current assets on the consolidated balance sheet.

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

On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order, and, on April 15, 2024, the court entered a further order extending the stay until June 6, 2024. On June 7, 2024, the court entered another order extending the stay until August 5, 2024. On August 19, 2024, the court entered another order extending the stay until November 4, 2024, to allow the SLC and the parties to continue then-ongoing mediation efforts. On November 1, 2024, the parties notified the court that a settlement in principle had been reached and requested the stay to be extended until the definitive settlement agreement is filed. On November 4, 2024, the Maryland Court ordered the parties to file the settlement agreement or a joint status report by November 18, 2024.
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

On November 30, 2023, the court entered an order consolidating the Kirst and Needelman Actions. On December 14, 2023, the parties filed a stipulation (i) extending the plaintiffs’ deadline to file a consolidated complaint until January 29, 2024, and (ii) otherwise staying all other proceedings in the case (including the defendants’ deadline to respond to the consolidated complaint) until February 12, 2024. On May 3, 2024, the plaintiffs filed a consolidated complaint. On May 14, 2024, the parties filed a stipulation staying the action until June 6, 2024. On July 12, 2024, the court entered an order staying the action until August 5, 2024. On September 24, 2024, the court entered another order staying the action until November 4, 2024. On November 4, 2024, the parties filed a stipulation requesting a status conference with the court and further requesting that the action remain stayed until such status conference takes place.
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
Note 15 – Restructuring
In May 2023, the Company announced a global restructuring and cost reduction plan (the “2023 Restructuring Plan”), which includes a more focused investment in its COVID-19 Vaccine, reduction to its pipeline spending, the continued rationalization of its manufacturing network, a reduction to the Company’s global workforce, as well as the consolidation of facilities and infrastructure. In January 2024, the Company announced further reductions to its global workforce, which supplemented the 2023 Restructuring Plan, jointly referred to as the “Restructuring Plan.”
The Company recorded the following restructuring charge related to the Restructuring Plan in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Severance and employee benefit costs	$4,245	$—	$9,765	$4,503
Impairment of assets	—	—	1,669	10,081
Total Restructuring charge (1)	$4,245	$—	$11,434	$14,584
(1)    Restructuring charges of $0.4 million and $3.8 million are included in Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the three months ended September 30, 2024. Restructuring charges of $0.5 million, $2.3 million and $8.6 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the nine months ended September 30, 2024. Restructuring charges of $0.5 million, $2.3 million and $11.5 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the nine months ended September 30, 2023.
Severance and employee benefit costs
Employees affected by the reduction in force under the Restructuring Plan are entitled to receive severance payments and certain termination benefits. The Company recorded a severance and termination benefit cost in full for employees who were notified of their termination during the reporting period and had no requirements for future service. The Company paid a total of $8.2 million and $4.3 million for the severance and employee benefit costs during the nine months ended September 30, 2024 and September 30, 2023, respectively, and had a remaining liability of $1.6 million as of September 30, 2024. The Company had no remaining liability as of December 31, 2023.
Impairment of assets
In connection with the Restructuring Plan, the Company evaluated its long-lived assets for impairment including certain leased laboratory and office spaces located in Gaithersburg, Maryland. The Company performed an impairment evaluation for the applicable long-lived assets, which is subject to judgment and actual results may vary from the estimates, resulting in potential future adjustments to amounts recorded. During the nine months ended September 30, 2024, the Company recorded an impairment charge of $1.7 million related to the impairment of capitalized internal-use software. During the nine months ended September 30, 2023, the Company recorded an impairment charge of $10.1 million related to the impairment of long-lived assets, including $5.9 million related to ROU assets for facility leases. The Company did not recognize any impairment of assets related restructuring charges during the three months ended September 30, 2024 and 2023.
Note 16 – Subsequent Events
On October 16, 2024, Novavax disclosed that the U.S. FDA had placed a clinical hold on Novavax’s Investigational New Drug Application for its COVID-19-Influenza Combination and stand-alone influenza vaccine candidates. On November 11, 2024, Novavax announced that the U.S. FDA has lifted the previously disclosed clinical hold for Novavax’s COVID-19-Influenza Combination and stand-alone influenza vaccine candidates.

In November 2024, the Company and The Secretary of State for Health and Social Care, acting as part of the Crown, through the UK Health Security Agency (the “Authority”), entered into a Termination and Settlement Agreement (the “Settlement Agreement”) and a Letter of Amendment to the Settlement Agreement (the “Settlement Agreement Amendment”), relating to the Amended and Restated SARS-COV-2 Vaccine Supply Agreement effective July 1, 2022 (the “Amended and Restated Supply Agreement”) by and between the Company and the UK Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the Crown, settling the disputes regarding the Amended and Restated Supply Agreement and releasing both parties of all claims arising out of or connected with the Amended and Restated Supply Agreement.

Under the terms of the Settlement Agreement, the Authority and the Company agreed to terminate the Amended and Restated Supply Agreement and to fully settle the outstanding amount under dispute related to upfront payment of $112.5 million, which is reflected in Other current liabilities on the consolidated balance sheet, previously received by the Company from the Authority under the Amended and Restated Supply Agreement. Pursuant to the Settlement Agreement, the Company agreed to pay a refund of $123.8 million (the “Settlement Payment”) to the Authority in equal quarterly installments of $10.3 million over a three year period, ending in June 2027. The Settlement Payment amount includes a $11.3 million provision for interest over the period and may be avoided if the Company chooses to accelerate payments. Under the terms of the Settlement Agreement Amendment, the Authority and the Company agreed to the date of payment for the first quarterly installment to be November 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Any statements in the discussion below and elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our operating plans and prospects, including our ability to continue as a going concern through one year from the date of our unaudited financial statements for the period ended September 30, 2024 are issued; our global restructuring and cost reduction plan (“Restructuring Plan”), which includes a more focused investment in our COVID-19 program (which currently includes our prototype COVID-19 vaccine ("NVX-CoV2373” or “prototype vaccine”), our XBB COVID-19 vaccine (“NVX-CoV2601”) and our updated vaccine for the 2024-2025 vaccination season (“NVX-CoV2705,” or “updated vaccine” and, collectively with NVX-CoV2373 and NVX-CoV2601, our “COVID-19 Vaccine” or “COVID-19 Program”), local regulatory authorities have also specified nomenclature for the labeling of NVX-CoV2373 and NVX-CoV2601 within their territories (e.g., “Novavax COVID-19 Vaccine, Adjuvanted”, “Novavax COVID-19, Adjuvanted (2023-2024 Formula),” respectively, for the U.S., and “Nuvaxovid™” for ex-US territories)); our cash flow forecast and projected revenue, including potential royalties and milestones pursuant to our collaboration and license agreement (the “Sanofi CLA”) with Sanofi Pasteur Inc. (“Sanofi”); potential market sizes and demand for our products and product candidates; the efficacy, safety, and intended utilization of our products and product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our COVID-19 Vaccine by us and our partners; our expectations with respect to the anticipated ongoing development and commercialization or licensure of the COVID-19 Vaccine; our expectations with respect to the anticipated ongoing development of COVID-19 variant strain-containing monovalent or bivalent formulations, including the Phase 2b/3 Hummingbird™ trial, and our CIC vaccine candidate and our stand-alone influenza vaccine candidate including partnership efforts for our CIC vaccine candidate and stand-alone influenza vaccine candidate to advance towards a Biologics License Application ("BLA") filing and commercialization; efforts to expand the COVID-19 Vaccine label worldwide as a booster, and to various age groups and geographic locations; the expected timing, content, and outcomes of regulatory actions; funding under our advance purchase agreements (“APAs”) and supply agreements and amendments to, termination of, discussion regarding, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; our plans regarding APA amendments; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to successfully and timely manufacture, market, distribute, or deliver our COVID-19 Vaccine and the impact of our not having received a BLA from the U.S. Food and Drug Administration (“U.S. FDA”) for the 2024-2025 vaccination season; challenges related to our partnership with Sanofi and in pursuing additional partnership opportunities; challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification, assay validation, and stability testing, necessary to satisfy applicable regulatory authorities; challenges or delays in conducting clinical trials or studies for our product candidates; challenges or delays in obtaining regulatory authorization for our product candidates, including for future COVID-19 variant strain changes, our COVID-19-Influenza (“CIC”) vaccine candidate, our stand-alone influenza vaccine candidate or other product candidates; manufacturing, distribution or export delays or challenges; our substantial dependence on Serum Institute of India Pvt. Ltd. (“SII”) and Serum Life Sciences Limited (“SLS” and together with SII, “Serum”) for co-formulation and filling our COVID-19 Vaccine and the impact of any delays or disruptions in their operations; difficulty obtaining scarce raw materials and supplies, including for our proprietary adjuvant; resource constraints, including human capital and manufacturing capacity, constraints on our ability to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; challenges in implementing the Restructuring Plan; our ability to timely deliver doses; challenges in obtaining commercial adoption and market acceptance of our COVID-19 Vaccine or any COVID-19 variant strain containing formulation, or our CIC vaccine candidates, stand-alone influenza vaccine candidates or other candidates; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities including requirements to deliver doses that may require us to refund portions of upfront and other payments previously received or result in reduced future payments pursuant to such agreements; challenges related to the seasonality of vaccinations against COVID-19; challenges related to the demand for vaccinations against COVID-19 or influenza; challenges in identifying and successfully pursuing innovation expansion opportunities; our expectation as to expenses and cash needs may prove not to be correct for reasons such as changes in plans or actual events being different than our assumptions and other risks and uncertainties identified in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 and this Quarterly Report on Form 10-Q, which may be detailed and modified or updated in other documents filed with the SEC from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.
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
Overview
We are a global company focused on driving value via our proven technology platform (which includes a combination of a recombinant protein approach, innovative nanoparticle technology, and patented Matrix-M™ adjuvant) through partnerships and research and development. We continue to evolve our operating model to leverage four key drivers of value: a partnership with Sanofi announced in May 2024, a late-stage pipeline focuses on our CIC and standalone influenza vaccine candidates, leveraging our Matrix-M technology, and a new early-stage pipeline.

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
We have developed and manufactured our updated vaccine for the 2024-2025 vaccination season for use in individuals aged 12 and older. Our updated vaccine received Emergency Use Authorization (“EUA”) from the U.S. FDA in August 2024, Marketing Authorization in the European Union (“EU”) in September 2024 and approval from the Taiwan Food and Drug Administration in October 2024.

In the U.S., we were notified by the U.S. FDA that our BLA for our prototype vaccine and for NVX-CoV2601 was accepted for review with a Prescription Drug User Fee Act (“PDUFA”) date of April 2025.

In May 2024, we entered into the Sanofi CLA with Sanofi, to co-commercialize our COVID-19 Vaccine, including future updated versions that address seasonal COVID-19 variants. We will continue commercialization of our updated vaccine for the 2024-2025 vaccination season. Beginning in 2025 and continuing during the term of the Sanofi CLA, we and Sanofi will commercialize the COVID-19 Vaccine worldwide in accordance with a commercialization plan agreed by us and Sanofi, under which we will continue to supply its existing APA customers and strategic partners, including Takeda and SII. Upon completion of the existing APAs, we and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction. Additionally, Sanofi has the right to develop novel influenza-COVID-19 combination vaccines utilizing our COVID-19 Vaccine and Sanofi’s seasonal influenza vaccine, combination products containing our COVID-19 Vaccine and one or more non-influenza vaccines, and multiple new vaccines utilizing our Matrix-MTM adjuvant. We are eligible to receive royalties and milestones associated with the ongoing sales of our COVID-19 Vaccine and Sanofi’s influenza-COVID-19 combination vaccine and any other combination vaccines Sanofi may develop, as well as ongoing product royalties for vaccines developed with our Matrix-MTM adjuvant. This partnership provides the opportunity for us to focus more on research and development and pipeline expansion. We discuss this agreement in further detail in Note 6 to our accompanying unaudited consolidated financial statements.
Additionally, our near-term focus is on developing a CIC vaccine candidate, as well as a stand-alone influenza vaccine candidate. We intend to begin enrolling our Phase 3 immunogenicity trial as soon as possible. We intend to explore opportunities to engage in strategic partnerships to advance the candidates to a BLA filing and commercialization. Furthermore, we provide our Matrix-M™ adjuvant for collaborations, including in R21/Matrix-M™ adjuvant malaria vaccine, which is authorized in several countries, as well as other preclinical vaccine research with our Matrix-M™ adjuvant, including through a partnership with the Bill & Melinda Gates Medical Research Institute.

We intend to focus our organization to align our investments and activities with our top priorities of prioritizing the successful transition to our new partnership with Sanofi, executing our Phase 3 programs for the CIC and stand-alone influenza vaccine candidates, and delivering our updated vaccine. To maximize our opportunities and mitigate the significant risks and uncertainties of the COVID-19 market, we have progressed our cost restructuring measures to reduce spend, extend our cash runway, and operate efficiently to seek the best position for us to deliver longer-term growth. We discuss these cost restructuring strategies in greater detail in Note 15 to our accompanying unaudited consolidated financial statements.
Technology Overview
We believe our recombinant nanoparticle vaccine technology and our proprietary Matrix-M™ adjuvant are well suited for the development and commercialization of vaccine candidates targeting areas both within and beyond the infectious disease space.

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

We continue to evaluate commercial opportunities for the use of our Matrix-M™ adjuvant alongside vaccine antigens produced by other manufacturers. Matrix-M™ adjuvant is being evaluated in combination with several partner-led malaria vaccine candidates, including for R21/Matrix-M™ adjuvant, a malaria vaccine candidate created by the Jenner Institute, University of Oxford. The R21/Matrix-M™ adjuvant vaccine has been licensed to SII for commercialization, and in December

2023, received prequalification by the World Health Organization (“WHO”). In July 2024, first commercial doses of the R21/Matrix-M™ adjuvant malaria vaccine were administered to children in Cote d’Ivoire and South Sudan. Additionally, in May 2023, we entered into a three-year agreement with the Bill & Melinda Gates Medical Research Institute to provide our Matrix-M™ adjuvant for use in preclinical vaccine research. In June 2023, we signed a material transfer agreement with SK bioscience Co., Ltd. (“SK”) for use of our Matrix-M™ adjuvant in preclinical vaccine experiments for shingles, influenza, and pan-COVID-19. Our adjuvant technology is also being used by commercial partners as a key component in veterinary vaccines against equine influenza and Strangles, as well as the manufacture of black-widow anti-venom. In May 2024, pursuant to the Sanofi CLA, Sanofi received a non-exclusive license to develop and commercialize other vaccine products that include our Matrix-M™ adjuvant.

COVID-19 Vaccine Regulatory and Licensure

For our updated vaccine for the 2024-2025 vaccination season, in August 2024, we received EUA from the U.S. FDA for active immunization to prevent COVID-19 in individuals aged 12 and older. Our updated vaccine is included in the recommendations issued by the U.S. Centers for Disease Control and Prevention in June 2024.

In October 2024, we were granted Marketing Authorization by the European Commission for our updated vaccine for use in individuals aged 12 and older for the prevention of COVID-19 in the EU. This decision followed the positive opinion from the Committee for Medicinal Products for Human Use of the European Medicines Agency (“EMA”).

Additionally, in October 2024, we received approval by the Taiwan Food and Drug Administration for our updated vaccine for use in individuals aged 12 and older.

We are working to continue to expand our label for primary and re-vaccination in younger children, and to achieve supportive policy recommendations enabling broad market access. We continue to work closely with governments, regulatory authorities, and non-governmental organizations in our commitment to facilitate global access to our COVID-19 vaccine.

Product Pipeline
Our clinical pipeline encompasses vaccine candidates for infectious diseases. Our COVID-19 vaccine, partnered with Sanofi, is our most advanced product. We will continue to commercialize our JN.1 COVID vaccine through the end of the 2024-2025 vaccination season. Beyond our COVID-19 vaccine, our clinical pipeline includes a CIC vaccine candidate and a stand-alone influenza vaccine candidate. Additionally, we intend to develop an early-stage pipeline based on our proven technology platform, moving forward with pandemic influenza and respiratory syncytial virus (“RSV”) combinations. Beyond our own pipeline, our Matrix-M™ adjuvant is being used for collaboration in R21/Matrix-M™ adjuvant malaria vaccine as well as, licensing rights to Sanofi for development of vaccines using our Matrix-M™ adjuvant or in combination with our existing COVID-19 product.

(1)     Authorized in select geographies under trade names Novavax COVID-19 Vaccine, Adjuvanted; Covovax™; and Nuvaxovid™, and authorized in the U.S. under trade name, Novavax COVID-19 Vaccine, Adjuvanted (2024-2025 Formula); Ongoing post-authorization Phase 3 strain change trial.
(2)     Commercialized by SII; Granted prequalification by the WHO and distributed by UNICEF to endemic countries in Africa.

Coronavirus Vaccine Clinical Development
We continue efforts to expand our COVID-19 vaccine label within the adolescent and pediatric indications. Additionally, we continue to evaluate vaccine safety, immunogenicity, and effectiveness through ongoing clinical trials and collaborative evidence-generating real-world studies.
Phase 3 Strain-Change and Re-vaccination Studies
In October 2024, we initiated and fully enrolled Study 315 to evaluate safety and immunogenicity of a single dose of the JN.1 subvariant vaccine NVX-CoV2705 in previously vaccinated adults. Topline data is expected in the first quarter of 2025 and is expected to support regulatory submissions in the U.S. and other territories for this and future variant strain formulations.

In July 2024, we locked the database for 338 participants aged 18 and older in Part 2 of the Study 313, which will evaluate the immunogenicity of a single dose of the XBB.1.5 subvariant vaccine NVX-CoV2601 in previously unvaccinated individuals. Data from Study 313 are intended to support BLA supplements and similar regulatory submissions in other territories for future variant strain formulations.
Phase 2b/3 Pediatric Hummingbird™ Study
In August 2023, we announced topline results from our Phase 2b/3 Hummingbird™ trial that met its primary endpoints in children aged 6 through 11 years demonstrating both tolerability and immunologic responses. This ongoing trial is evaluating the safety, effectiveness (immunogenicity), and efficacy of two doses of our prototype vaccine (NVX-CoV2373), followed by a booster 6 months after the primary vaccination series. The trial completed enrollment in September 2023 and includes three age de-escalation cohorts of 1,200 children each. In previous consultations with the U.S. FDA, the filing strategy included filing a supplemental BLA for children in these age cohorts once the initial BLA is approved. We are in discussion with the U.S. FDA regarding additional immunogenicity studies in light of the progressive increase in the number of children with baseline COVID-19 natural immunity during the enrollment period, which began in August 2022.

COVID-Influenza Combination and Stand-alone Influenza Program
In October 2024, the U.S. FDA placed a clinical hold on the Investigational New Drug (“IND”) for our CIC and stand-alone influenza vaccine candidates. The U.S. FDA’s clinical hold resulted from a spontaneous report of a serious adverse event in a participant who received the CIC vaccine in a Phase 2 trial that completed in 2023. The U.S. FDA had requested additional information on this event, initially reported as motor neuropathy. The additional information included a change in the event term to amyotrophic lateral sclerosis, a condition that is not known to be immune-mediated or associated with vaccination, which in this event was assessed as not related to vaccination. In November 2024, the U.S. FDA removed the clinical hold on the IND for our CIC and stand-alone influenza vaccine candidates following the determination that we satisfactorily addressed all clinical hold issues. The information provided to the FDA supported our assessment that the serious adverse event was not related to our vaccine. We intend to begin enrolling our Phase 3 immunogenicity trial as soon as possible.

We continue to invest in development of our pipeline that uses our recombinant nanoparticle technology platform and Matrix-M adjuvant. We continue to believe these assets are key value drivers and intend to partner these assets towards a BLA filing. In addition, they may also be attractive from a pandemic preparedness perspective, and similar performance in terms of comparative immunogenicity may be expected for influenza pandemic strains.

High-dose COVID-19 Vaccine Study
In August 2024, we locked the database for a Phase 2 trial to evaluate our high-dose COVID-19 vaccine for annual vaccination in 994 adults ages 50 years and older. The trial measured immunogenicity levels of 5 micrograms of NVX-CoV2373 and of 5 micrograms, 35 micrograms, and 50 micrograms of NVX-CoV2601 matched with different levels of Matrix-MTM adjuvant. Analysis of the complete dataset is ongoing to determine the utility of pursuing a high dose formulation.
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

Business Highlights
Successful Execution of Sanofi Partnership
•Advanced preparation for Sanofi to assume lead commercial responsibility of Nuvaxovid™ COVID-19 vaccine for 2025-2026 vaccination season in the U.S., Europe and select major markets not currently subject to our APAs or existing partnership agreements.

•On track for our pediatric clinical trial database lock for the first cohort in the fourth quarter of 2024, achievement triggers a $50 million milestone payment.

Drive Incremental Value from our Proven Technology Platform

•In November 2024, the U.S. FDA removed the clinical hold on our IND application for our CIC and stand-alone influenza vaccine candidates. We are working to initiate the Phase 3 immunogenicity clinical trial for CIC and stand-alone influenza candidates as soon as possible.

•Signed a Matrix-M™ adjuvant related agreement with a leading pharmaceutical company to enable exploration of our technology for the potential advancement of their pipeline candidates.

•Outlined guiding principles of new Research & Development (“R&D”) strategy based on its proven technology platform and announced the appointment of Ruxandra Draghia-Akli, MD, PhD as Executive Vice President and Head

of R&D.

•Continued to advance pandemic influenza and RSV pre-clinical programs towards IND readiness, with a focus on RSV-combination options.

Continue Evolution of our Company and Reduce Operating Expenses

•On track with cost structure improvements, including an approximate 26% reduction in combined R&D and Selling, General and Administrative expenses in the third quarter of 2024 compared to the same period for 2023.

Deliver an Updated COVID-19 Vaccine for the 2024-2025 Vaccination Season

U.S. Market:

•Received EUA from the U.S. FDA in individuals aged 12 and older.

•Entered the market with an improved product presentation and broader access - Nuvaxovid™ available in pre-filled syringe presentation in over 30,000 locations across major pharmacy retailers and regional grocers in the U.S.

•Our COVID-19 vaccine BLA PDUFA with an action date of April 2025 and updated to include both JN.1 variant and pre-filled syringe presentation. Achievement of BLA approval triggers a $175 million milestone payment from Sanofi.

Global Markets:

•Received global authorizations including in the European Union, Canada, and Taiwan.

Sales of Common Stock
In August 2023, we entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock, and terminated our then-existing At Market Issuance Sales agreement entered into in June 2021 (the “June 2021 Sales Agreement”). During the nine months ended September 30, 2024, we sold 12.2 million shares of our common stock under the August 2023 Sales Agreement, resulting in net proceeds of approximately $188 million. There were no sales recorded under the August 2023 Sales Agreement during the three months ended September 30, 2024. As of September 30, 2024, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
During the nine months ended September 30, 2023, we sold 25.7 million shares of our common stock under our June 2021 Sales Agreement and August 2023 Sales Agreement resulting in net proceeds of approximately $211 million. During the three months ended September 30, 2023, we sold 17.8 million shares of our common stock under our August 2023 Sales Agreement resulting in net proceeds of approximately $143 million.
In May 2024, we also entered into a securities subscription agreement (the “Subscription Agreement”) with Sanofi, pursuant to which we sold and issued to Sanofi, in a private placement, 6.9 million shares of our common stock at a price of $10.00 per share for aggregate gross proceeds to us of $68.8 million.
In August 2023, we entered into a Securities Subscription Agreement with SK, pursuant to which the we agreed to sell and issue to SK 6.5 million shares of our common stock at a price of $13.00 per share (the “SK Shares”) in a private placement (the “Private Placement”) for aggregate gross proceeds of approximately $84.5 million. We recognized the SK Shares at the settlement date fair value of $46.5 million. The closing of the Private Placement occurred on August 10, 2023.
Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations are based upon our accompanying unaudited financial statements and the unaudited accompanying notes, which have been prepared in accordance with generally accepted accounting principles in the United States.
The preparation of our consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies and estimates are included under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC and are updated below to incorporate revenue recognition from licensing and transition services included in Licensing, royalties and other in our accompanying unaudited consolidated financial statements.
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
For multiple distinct performance obligation arrangements, we allocate the transaction price to each distinct performance obligation based on its relative stand-alone selling price. The stand-alone selling price is generally determined for each performance obligation based on the prices charged to customers, discounted cash flows, or using expected cost-plus margin. For stand-alone selling prices determined using discounted cash flows, we consider discounted, probability-weighted cash flows related to the performance obligation transferred. In developing such estimates, we apply judgment in determining the forecasted revenues expected margins, and the discount rate. These estimates are subjective and require us any to make assumptions about future cash flows. Revenue related to performance obligations satisfied at a point in time is recognized when the customer obtains control of the promised asset. For performance obligations recognized over time, we recognize revenue using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Under this process, we consider the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, indirect administrative costs, and other identified risks. Estimating the total cost at completion of our performance obligation under a contract is subjective and requires us to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and may impact the timing of revenue recognition on our contracts. Changes in estimates related to the process are recognized in the period when such changes are made on a cumulative catch-up basis. We have not experienced any material adjustments as a result of changes in estimates arising from this process.
Recent Accounting Pronouncements Not Yet Adopted
See “Note 2―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (Unaudited) (under the caption “Recent Accounting Pronouncements”).
Results of Operations
The following is a discussion of the historical financial condition and results of our operations that should be read in conjunction with the unaudited consolidated financial statements and notes set forth in this Quarterly Report.
Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024	2023	Change
Revenue (in thousands):
Product sales	$38,210	$2,231	$35,979
Licensing, royalties, and other	46,302	19,833	26,469
Grants	—	164,922	(164,922)
Total revenue	$84,512	$186,986	$(102,474)
Revenue for the three months ended September 30, 2024 was $84.5 million as compared to $187.0 million for the same period in 2023, a decrease of $102.5 million. Revenue for the three months ended September 30, 2024 was primarily comprised of revenue from product sales of COVID-19 Vaccine and revenue from transition services and technology transfer under the Sanofi Collaboration and Licensing Agreement (“Sanofi CLA”). Revenue for the three months ended September 30, 2023 was primarily comprised of services performed under our U.S. government agreement with Advanced Technology

International (“USG Agreement”), the Consortium Management Firm acting on behalf of the Medical CBRN Defense Consortium in connection with the partnership formerly known as Operation Warp Speed. The decrease in revenue is primarily due to a decrease in revenue under the USG Agreement during the three months ended September 30, 2024 because we recognized the full contract funding in revenue by the end of 2023, partially offset by an increase in the quantity of dose sales of COVID-19 Vaccine and licensing, royalties, and other revenue from the Sanofi CLA.
Product sales
Product sales for the three months ended September 30, 2024 were $38.2 million as compared to $2.2 million during the three months ended September 30, 2023. Our product sales related to revenue from commercial sales of COVID-19 Vaccine, which commenced in 2022.
The geographic distribution of product sales was as follows:

	Three Months Ended September 30,
	2024	2023	Change
North America	$33,969	$2,231	$31,738
Europe	1,167	—	1,167
Rest of the world	3,074	—	3,074
Total product sales	$38,210	$2,231	$35,979
Licensing, royalties, and other
Licensing, royalties, and other includes licensing payments, transition services and technology transfer revenue under the Sanofi CLA; royalty milestone payments; sales-based royalties; and Matrix-M™ adjuvant sales. Licensing, royalties, and other revenue during the three months ended September 30, 2024 was $46.3 million as compared to $19.8 million during the same period in 2023, an increase of $26.5 million. The increase was primarily due to $32.7 million of revenue from transition services and technology transfer under the Sanofi CLA, partially offset by a decrease of Matrix-M™ adjuvant sales and sales-based royalties.
Grants
We did not have any Grant revenue during the three months ended September 30, 2024, as compared to $164.9 million during the same period in 2023, a decrease of $164.9 million. Grant revenue for the three months ended September 30, 2023 was comprised of revenue for services performed under our USG Agreement. As of December 31, 2023, we had recognized the full contract funding under the USG Agreement in revenue.
Expenses

	Three Months Ended September 30,
	2024	2023	Change
Expenses (in thousands):
Cost of sales	$60,619	$98,929	$(38,310)
Research and development	87,164	106,229	(19,065)
Selling, general, and administrative	70,747	107,460	(36,713)
Total expenses	$218,530	$312,618	$(94,088)
Cost of Sales
Cost of sales was $60.6 million for the three months ended September 30, 2024, including expenses of $6.2 million related to excess, obsolete, or expired inventory and losses on certain firm purchase commitments, $3.8 million ROU asset impairment charges for Contract Manufacturing Organization ("CMO") manufacturing capacity of excess quantities, $18.2 million related to unutilized manufacturing capacity, and a credit of $0.7 million related to certain negotiated reductions to previously recognized firm purchase commitments. Cost of sales was $98.9 million for the three months ended September 30, 2023, including expense of $81.6 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments and $14.3 million related to unutilized manufacturing capacity, partially offset by $21.5 million of negotiated reductions to certain previously recognized firm purchase commitments. Prior to receiving regulatory approval, we expensed manufacturing costs as research and development expenses. After receiving regulatory approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. If inventory sold for the three months ended September 30, 2024 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the period would have been approximately $60.9 million, an adjustment of $0.3 million as compared to cost of sales recognized. If inventory sold for the three months ended September 30, 2023 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $103.2 million, an adjustment of $4.3 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses were $87.2 million for the three months ended September 30, 2024 as compared to $106.2 million for the three months ended September 30, 2023, a decrease of $19.1 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Program, and CIC, as summarized in the table below (in thousands):

	Three Months Ended September 30,
	2024	2023
Coronavirus vaccines	$21,798	$41,263
Other vaccine development programs	2,660	753
Total direct external research and development expense	24,458	42,016
Employee expenses	33,504	33,957
Stock-based compensation expense	5,166	10,022
Facility expenses	13,855	12,360
Other expenses	10,181	7,874
Total research and development expenses	$87,164	$106,229
Research and development expenses for coronavirus vaccines for the three months ended September 30, 2024 and 2023 decreased from $41.3 million to $21.8 million primarily as a result of a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, including embedded lease costs, under manufacturing supply agreements with CMOs and contract manufacturing and development organizations (“CDMOs”).
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $70.7 million for the three months ended September 30, 2024 as compared to $107.5 million for the same period in 2023, a decrease of $36.7 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend.
For the remainder of 2024, we expect a reduction in our annual combined research and development, and selling, general, and administrative spend as a result of our Restructuring Plan as discussed in Note 15 to our accompanying unaudited consolidated financial statements.
Other Income (Expense)

	Three Months Ended September 30,
	2024	2023	Change
Other income (expense), net (in thousands):
Interest expense	$(4,236)	$(2,859)	$(1,377)
Other income (expense)	15,922	(2,982)	18,904
Total other income (expense), net	$11,686	$(5,841)	$17,527

Total other income (expense), net was $11.7 million of income for the three months ended September 30, 2024 as compared to a total other income (expense), net of $5.8 million of expense for the same period in 2023. The increase in other income (expense), net is primarily due to the favorable impact in 2024 as compared to 2023 of exchange rates on foreign currency denominated balances, including an intercompany loan with Novavax CZ, additional interest income from higher Cash and cash equivalents and Marketable securities balances, and a gain on insurance recoveries.
Income Tax Expense (Benefit)
During the three months ended September 30, 2024, we recognized an income tax benefit of $1.3 million related to federal, state, and foreign income taxes, partially offset by foreign withholding tax expense of $0.3 million. During the three months ended September 30, 2023, we recognized an income tax benefit of $0.7 million related to federal, state, and foreign income taxes.
Net Loss

	Three Months Ended September 30,
	2024	2023	Change
Net Loss (in thousands, except per share information):
Net loss	$(121,300)	$(130,776)	$9,476
Net loss per share, basic and dilutive	$(0.76)	(1.26)	$0.50
Weighted average shares outstanding, basic and dilutive	160,049	103,429	56,620
Net loss for the three months ended September 30, 2024 was $121.3 million, or $0.76 per share, basic and dilutive, as compared to net loss of $130.8 million, or $1.26 per share, basic and dilutive, for the same period in 2023. The increase in net loss during the three months ended September 30, 2024, was primarily due to a decrease in total revenue, partially offset by a decrease in total expenses.
The increase in weighted average shares outstanding for the three months ended September 30, 2024 was primarily a result of sales of our common stock.
Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,
	2024	2023	Change
Revenue (in thousands):
Product sales	$140,438	$279,937	$(139,499)
Licensing, royalties, and other	453,413	23,046	430,367
Grants	—	389,380	(389,380)
Total revenue	$593,851	$692,363	$(98,512)
Revenue for the nine months ended September 30, 2024 was $593.9 million as compared to $692.4 million for the same period in 2023, a decrease of $98.5 million. Revenue for the nine months ended September 30, 2024 was primarily comprised of revenue from licensing and product sales of COVID-19 Vaccine. Revenue for the nine months ended September 30, 2023 was primarily comprised of revenue from product sales of COVID-19 Vaccine and services performed under our USG Agreement. The decrease in revenue is due to a decrease in revenue under the USG Agreement and in the quantity of dose sales of COVID-19 Vaccine, partially offset by licensing, royalties, and other revenue from the Sanofi CLA.
Product sales
Product sales for the nine months ended September 30, 2024 were $140.4 million as compared to $279.9 million during the nine months ended September 30, 2023. Our product sales related to revenue from commercial sales of COVID-19 Vaccine, which commenced in 2022. Our product sales primarily related to sales of COVID-19 Vaccine under our APA agreements.
The geographic distribution of product sales was as follows:

	Nine Months Ended September 30,
	2024	2023	Change
North America	$29,214	$2,231	$26,983
Europe	91,753	59,322	32,431
Rest of the world	19,471	218,384	(198,913)
Total product sales	$140,438	$279,937	$(139,499)
Licensing, royalties, and other
Licensing, royalties, and other includes licensing payments, transition services revenue, and technology transfer revenue under the Sanofi CLA; royalty milestone payments; sales-based royalties; and Matrix-M™ adjuvant sales. Licensing, royalties, and other revenue during the nine months ended September 30, 2024 was $453.4 million as compared to $23.0 million during the same period in 2023, an increase of $430.4 million. The increase was primarily due to $389.6 million of licensing revenue from the Sanofi CLA, which represents the amount of the $500 million upfront payment recognized at a point-in-time. The remaining amount of the upfront payment will be recognized in revenue as transition services and technology transfer are performed over time. During the nine months ended September 30, 2024, we recognized $39.4 million of transition services and technology transfer revenue based on progress completed.
Grants
We did not have any Grant revenue during the nine months ended September 30, 2024 as compared to $389.4 million during the same period in 2023, a decrease of $389.4 million. Grant revenue for the nine months ended September 30, 2023, was comprised of revenue for services performed under our USG Agreement. As of December 31, 2023, we had recognized the full contract funding under the USG Agreement in revenue.
Expenses

	Nine Months Ended September 30,
	2024	2023	Change
Expenses (in thousands):
Cost of sales	$166,070	$188,792	$(22,722)
Research and development	286,789	572,805	(286,016)
Selling, general, and administrative	258,843	313,709	(54,866)
Total expenses	$711,702	$1,075,306	$(363,604)

Cost of Sales
Cost of sales was $166.1 million for the nine months ended September 30, 2024, including expenses of $26.4 million related to excess, obsolete, or expired inventory and losses on certain firm purchase commitments, $3.8 million ROU asset impairment charges for CMO manufacturing capacity of excess quantities, $37.1 million related to unutilized manufacturing capacity, and a credit of $0.7 million related to certain negotiated reductions to previously recognized firm purchase commitments. Cost of sales was $188.8 million for the nine months ended September 30, 2023, including expense of $121.6 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments, $30.1 million related to unutilized manufacturing capacity, and a credit of $40.3 million related to negotiated reductions to certain previously recognized firm purchase commitments. Prior to receiving regulatory approval, we expensed manufacturing costs as research and development expenses. After receiving regulatory approval, we capitalize the costs of production for a particular supply chain when we determine that we have a present right to the economic benefit associated with the product. While we tracked the quantities of our manufactured vaccine product and components, we did not track pre-approval manufacturing costs and therefore the manufacturing cost of our pre-launch inventory produced prior to approval is not reasonably determinable. If inventory sold for the nine months ended September 30, 2024 was valued at expected standard cost, including expenses related to excess and obsolete inventory, adjusted cost of sales for the period would have been approximately $167.9 million, an adjustment of $1.8 million as compared to cost of sales recognized. If inventory sold for the nine months ended September 30, 2023 was valued at expected standard cost, adjusted cost of sales for the period would have been approximately $224 million, an adjustment of $35.2 million. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $286.8 million for the nine months ended September 30, 2024 from $572.8 million for the same period in 2023, a decrease of $286.0 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Program, and CIC, as summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Coronavirus vaccines	$87,759	$321,132
Other vaccine development programs	3,395	2,786
Total direct external research and development expense	91,154	323,918
Employee expenses	107,696	133,502
Stock-based compensation expense	16,848	33,826
Facility expenses	38,551	45,920
Other expenses	32,540	35,639
Total research and development expenses	$286,789	$572,805
Research and development expenses for coronavirus vaccines for the nine months ended September 30, 2024 and 2023 decreased from $321.1 million to $87.8 million primarily as a result of a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, including embedded lease costs, under manufacturing supply agreements with CMOs and CDMOs. The decrease was also due to a benefit of $26.6 million for the nine months ended September 30, 2024 resulting from the Confidential Settlement Agreement and Release agreement entered into with Fujifilm resulting in a reduction to previously recorded expense (see Note 6 to our accompanying unaudited consolidated financial statements).
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased to $258.8 million for the nine months ended September 30, 2024 from $313.7 million for the same period in 2023, a decrease of $54.9 million. Excluding the Sanofi transaction related costs of $31.7 million, the decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend.
For the remainder of 2024, we expect a reduction in our annual combined research and development, and selling, general, and administrative spend as a result of our Restructuring Plan as discussed in Note 15 to our accompanying unaudited consolidated financial statements.
Other Income (Expense)

	Nine Months Ended September 30,
	2024	2023	Change
Other income (expense), net (in thousands):
Interest expense	$(12,490)	$(10,299)	$(2,191)
Other income	27,307	26,912	395
Total other income (expense), net	$14,817	$16,613	$(1,796)
Total other income (expense), net for the nine months ended September 30, 2024 was $14.8 million of income as compared to $16.6 million of income for the same period in 2023, a decrease of $1.8 million.
Income Tax Expense
During the nine months ended September 30, 2024, we recognized an income tax expense of $3.4 million related to federal, state, and foreign income taxes and foreign withholding taxes. During the nine months ended September 30, 2023, we recognized an income tax expense of $0.3 million related to federal, state, and foreign income taxes.
Net Loss

	Nine Months Ended September 30,
	2024	2023	Change
Net Loss (in thousands, except per share information):
Net Loss	$(106,469)	$(366,673)	$260,204
Net Loss per share, basic and dilutive	$(0.71)	$(3.94)	$3.23
Weighted average shares outstanding, basic and dilutive	149,486	93,046	56,440
Net loss for the nine months ended September 30, 2024 was $106.5 million, or $0.71 per share, basic and dilutive, as compared to net loss of $366.7 million, or $3.94 per share, basic and dilutive, for the same period in 2023. The decrease in net loss during the nine months ended September 30, 2024, was primarily due to a decrease in research and development expenses.
The increase in weighted average shares outstanding for the nine months ended September 30, 2024 is primarily a result of sales of our common stock.
Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to, revenue from our product sales, milestone payments, royalties and reimbursements under licensing arrangements with our strategic partners; our projected activities related to the development and commercial support of our COVID-19 Vaccine and our CIC and stand-alone influenza vaccine candidates, including significant commitments under various clinical research organizations, CMO, and CDMO agreements; the progress of preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and other manufacturing, sales, and distribution costs. We plan to continue developing other vaccines and product candidates, such as our potential combination vaccine candidates, which are in various stages of development. Our ability to generate revenue from product sales is subject to uncertainty specifically as it relates to our ability to successfully develop, manufacture, distribute, and market our updated vaccine and to successfully execute on our APAs, as discussed below. Additionally, our plans include our ongoing restructuring and cost reduction measures (see Note 15 to our accompanying unaudited consolidated financial statements), and may also include raising additional capital through a combination of additional equity and debt financing, collaborations, strategic alliances, asset sales, and marketing, distribution, or licensing arrangements. New financings may not be available to us on commercially acceptable terms, or at all. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or further downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations.

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
In May 2024, we also entered into the Subscription Agreement, pursuant to which we sold and issued to Sanofi, in a private placement, 6.9 shares of our common stock at a price of $10.00 per share for aggregate gross proceeds to us of $68.8 million.
We have also entered into supply agreements, sometimes referred to as APAs, with various countries globally. As of September 30, 2024, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties under the licensing agreements, was approximately $1.3 billion, of which $1.1 billion is included in Deferred revenue on our consolidated balance sheet. Failure to timely meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under our APAs may require us to refund portions of upfront or other payments or result in reduced future payments, which could adversely impact our ability to realize revenue from our unsatisfied performance obligations. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine under certain of our APAs. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of COVID-19 Vaccine. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory, and commercial milestones. Additionally, for the remaining APA agreements, our intent is to amicably negotiate or deliver doses or when appropriate, exit agreements.
In October 2023, NVX-CoV2601 received EUA from the U.S. FDA for active immunization to prevent COVID-19 in individuals aged 12 and older. Immediately upon authorization, NVX-CoV2601 has also been included in the recommendations issued by the CDC in September 2023. Doses became available within the U.S. at many major pharmacy retailers, following the

Center for Biologics Evaluation and Research release of vaccine batches. We have established reserves for gross-to-net deductions for amounts that we expect to return to our customers. As of September 30, 2024, gross-to-net reserve balances were $78.3 million related to product returns and $24.6 million related to wholesale distributor fees, discounts, and chargebacks and was included in Accrued expenses on our consolidated balance sheet.
Pursuant to the Settlement Agreement with Fujifilm (see Note 6 to our accompanying unaudited consolidated financial statements), in March 2024, we paid $42.0 million to Fujifilm, the parties agreed to a mutual release of claims arising from, under or otherwise in connection with the prior confidential settlement agreement and release effective September 30, 2022, and Fujifilm agreed to dismiss its demand for arbitration with the Judicial Arbitration and Mediation Services (“JAMS”). This payment is less than amounts previously recognized as embedded lease expense and reflected in Research and development expenses from Fujifilm manufacturing activity and accordingly, during the nine months ended September 30, 2024, we recorded a benefit of $26.6 million as Research and development expenses.
We have an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In March 2024, we and Australia agreed to cancel the COVID-19 Vaccine doses previously scheduled for delivery in the fourth quarter of 2023. As a result of the cancellation, the total contract value was reduced by $54.0 million, including $6.0 million of deferred revenue related to the cancelled doses that will be applied as a credit towards future deliveries of doses. Australia is not required to purchase updated vaccine doses until we receive authorization from Therapeutic Goods Administration (“TGA”). We do not expect approval in time for product delivery in 2024 which could result in a loss or deferral of approximately $240 million of contract value. We plan to seek an amendment to the Australia APA which may not be achievable on acceptable terms or at all. As of September 30, 2024, $119.1 million was classified as current Deferred revenue and $14.7 million was classified as non-current Deferred revenue with respect to the Australia APA in our consolidated balance sheet. If we are unable to satisfy our obligations under the amended Australia APA, $92.5 million of deferred revenue may become refundable and approximately $225 million of remaining funds under the contract may no longer be available.
In July 2024, the Pharmaceutical Management Agency (“Pharmac”), a New Zealand Crown entity, provided notice of its termination of its APA (the “New Zealand APA”). Pharmac has requested a refund of certain advanced payments, and we are in discussion with Pharmac regarding whether a refund of the advanced payments is appropriate under the New Zealand APA. As of September 30, 2024, $31.3 million was reclassified from current Deferred revenue to Other current liabilities in our consolidated balance sheet. Approximately $125 million of the contract value related to future deliverables may no longer be available if the New Zealand APA is terminated. We responded to Pharmac in September 2024 indicating we do not believe Pharmac has the right to unilaterally terminate the contract or receive a refund of any part of the remaining upfront payment.

We have an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). The Canadian government may terminate the Canada APA, as amended, if we fail to receive regulatory approval for its COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre (“BMC”) Inc. on or before December 31, 2024. We do not expect to receive regulatory approval of our COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Therefore, we plan to seek an amendment to the Canada APA to address possible alternatives, which may not be achievable on acceptable terms or at all. As of September 30, 2024, $452.1 million was classified as current Deferred revenue and $136.1 million was classified as non-current Deferred revenue with respect to the Canadian APA in our consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available.
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
In November 2024, we and the Authority entered into a Termination and Settlement Agreement (the “Settlement Agreement”) and a Letter of Amendment to the Settlement Agreement (the “Settlement Agreement Amendment”), relating to the Amended and Restated Supply Agreement by and between us and the Authority, settling the disputes regarding the Amended and Restated Supply Agreement and releasing both parties of all claims arising out of or connected with the Amended and Restated Supply Agreement.
Under the terms of the Settlement Agreement, we and the Authority agreed to terminate the Amended and Restated Supply Agreement and to fully settle the outstanding amount under dispute related to upfront payments of $112.5 million, which is reflected in Other current liabilities on the consolidated balance sheet, previously received by us from the Authority under the Amended and Restated Supply Agreement. Pursuant to the Settlement Agreement, we agreed to pay a refund of $123.8 million (the “Settlement Payment”) to the Authority in equal quarterly installments of $10.3 million over a three year period, ending in June 2027. The Settlement Payment amount includes a $11.3 million provision for interest over the period and may be avoided if we choose to accelerate payments. Under the terms of the Settlement Agreement Amendment, we and the Authority agreed to the date of payment for the first quarterly installment to be November 30, 2024.
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
We recorded the $3.6 million difference between the refund liability recorded as of December 31, 2023 of $696.4 million and the $700 million of total consideration under the arrangement as a revenue adjustment during the nine months ended September 30, 2024. As of September 30, 2024, the remaining amounts included on our consolidated balance sheet are classified as $225.0 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $95.0 million in Other current liabilities, and $290.0 million in Other non-current liabilities. In addition, we and Gavi entered into a security agreement pursuant to which we granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6 to our accompanying unaudited consolidated financial statements), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
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
We continue to assess our manufacturing needs and modify our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, and in doing so recognize that significant costs may be incurred. For the 2023-2024 vaccination season, we depended exclusively on Serum for co-formulation and filling, and finishing. For the 2024-2025 vaccination season, we expanded our supply chain network and introduced new single-dose vial and pre-filled syringe product presentations in certain markets. In May 2024, we and SLS entered into a supply agreement (the “SLS Supply Agreement”) under which SLS will supply us antigen drug substance and finished COVID-19 Vaccine doses. The SLS Supply Agreement includes the general terms and conditions of supply orders between us and SLS. We and SLS execute firm purchase orders to include specific quantities to be delivered under the SLS Supply Agreement. Pursuant to the SLS Supply Agreement, SLS or its authorized manufacturer is responsible for obtaining and maintaining all necessary permits or other regulatory approvals to manufacture drug substance and drug product. Unless otherwise earlier terminated, the SLS Supply Agreement will expire on the later of June 30, 2028 or two years after the expiration or termination of the last firm purchase order under the SLS Supply Agreement. Either party may terminate the SLS Supply Agreement if the other party commits a material breach of the SLS Supply Agreement that is not timely cured or is not curable. The SLS Supply Agreement contains certain customary representations and warranties of the parties along with certain customary covenants, including confidentiality and indemnity provisions. Any delays or disruptions in these suppliers’ operations could prevent or delay the delivery of customer orders.
As of September 30, 2024, we had $924.5 million in cash and cash equivalents, restricted cash and marketable securities as compared to $583.8 million as of December 31, 2023.
We funded our operations for the nine months ended September 30, 2024 primarily with cash and cash equivalents, non-refundable upfront payment under the Sanofi CLA and Subscription Agreement, proceeds from the sale of securities under our August 2023 Sales Agreement, upfront payments under APAs, and revenue from product sales. In May 2023, we announced our plan to restructure our global footprint to reduce our planned expenditures and in January 2024, we announced further reductions in our global workforce. We anticipate our future operations to be funded primarily by milestone payments, royalties, transition services and technology transfer under our Sanofi CLA, revenue from product sales, our cash and cash equivalents and investments in marketable securities, and other potential funding sources including equity financings, which may include at the market offerings, debt financings, collaborations, strategic alliances, asset sales, and marketing, distribution or licensing arrangements.
The following table summarizes cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$85,900	$(537,186)	$623,086
Investing activities	(348,045)	(49,728)	(298,317)
Financing activities	264,005	(95,923)	359,928
Effect on exchange rate on cash, cash equivalents, and restricted cash	2,917	355	2,562
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,777	(682,482)	687,259
Cash, cash equivalents, and restricted cash at beginning of period	583,810	1,348,845	(765,035)
Cash, cash equivalents, and restricted cash at end of period	$588,587	$666,363	$(77,776)
Net cash provided by operating activities was $85.9 million for the nine months ended September 30, 2024, as compared to net cash used in operating activities of $537.2 million for the same period in 2023. The increase in cash provided by operating activities is primarily due to the non-refundable upfront payment under the Sanofi CLA and an overall decrease in operating expenses period-over-period, partially offset by the timing of payments to vendors.

Net cash used in investing activities was $348.0 million for the nine months ended September 30, 2024, as compared to $49.7 million for the same period in 2023. The increase in cash used in investing activities is primarily due to our investment in marketable securities, partially offset by lower expenditures on equipment and leasehold improvements.

Net cash provided by financing activities was $264.0 million for the nine months ended September 30, 2024, as compared to net cash used in financing activities of $95.9 million for the same period in 2023. The increase in cash provided by financing activities is primarily as a result of proceeds from the sale of shares under our August 2023 Sales Agreement of approximately $188 million and Subscription Agreement of $68.8 million in 2024 as compared with the $325 million repayment of our 3.75% Convertible notes and finance lease payments during 2023, partially offset by $257.0 million of proceeds from the sale of shares under our June 2021 Sales Agreement and August 2023 Sales Agreement and the sale of SK Shares.
Going Concern
As described in Note 2 to our accompanying unaudited consolidated financial statements, we evaluated our ability to continue as a going concern and concluded that we will have sufficient capital available to fund our operations for at least one-year from the date that the financial statements were issued.
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
We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in a decline of stockholders’ equity (deficit) of approximately $60 million as of September 30, 2024.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended) as of September 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Stockholder Litigation
On November 12, 2021, Sothinathan Sinnathurai filed a purported securities class action in the U.S. District Court for the District of Maryland (the “Maryland Court”) against the Company and certain members of senior management, captioned Sothinathan Sinnathurai v. Novavax, Inc., et al., No. 8:21-cv-02910-TDC (the “Sinnathurai Action”). The parties ultimately negotiated a settlement, which the Maryland Court approved on May 23, 2024. The Maryland Court closed the Sinnathurai Action on May 24, 2024.
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
On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order, and, on April 15, 2024, the court entered a further order extending the stay until June 6, 2024. On June 7, 2024, the court entered another order extending the stay until August 5, 2024. On August 19, 2024, the court entered another order extending the stay until November 4, 2024, to allow the SLC and the parties to continue then-ongoing mediation efforts. On November 1, 2024, the parties notified the court that a settlement in principle had been reached and requested the stay to be extended until the definitive settlement agreement is filed. On November 4, 2024, the Maryland Court ordered the parties to file the settlement agreement or a joint status report by November 18, 2024.
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
On November 30, 2023, the court entered an order consolidating the Kirst and Needelman Actions. On December 14, 2023, the parties filed a stipulation (i) extending the plaintiffs’ deadline to file a consolidated complaint until January 29, 2024, and (ii) otherwise staying all other proceedings in the case (including the defendants’ deadline to respond to the consolidated complaint) until February 12, 2024. On May 3, 2024, the plaintiffs filed a consolidated complaint. On May 14, 2024, the parties filed a stipulation staying the action until June 6, 2024. On July 12, 2024, the court entered an order staying the action until August 5, 2024. On September 24, 2024, the court entered another order staying the action until November 4, 2024. On November 4, 2024, the parties filed a stipulation requesting a status conference with the court and further requesting that the action remain stayed until such status conference takes place.
We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.    Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 28, 2024, Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, which was filed with the SEC on May 10, 2024, and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, which was filed with the SEC on August 8, 2024. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K, for the fiscal year ended December 31, 2023, the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, and the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, other than as described below.

Risks Related to Our Financial Condition and Capital Requirements
Our existing funding and supply agreements or our advance purchase agreements do not assure success of our vaccine candidates or vaccines or that we will be able to fully fund our vaccine candidates or vaccines or our company operations, and if we are unable to satisfy the performance obligations under such agreements, the agreements may be terminated, the purchase commitments may be reduced or we may be required to refund advanced payments.
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

For example, in September 2022, following a delay in obtaining regulatory approval in the United Kingdom, we entered into the Amended and Restated UK Supply Agreement, which amended and restated in its entirety the Original UK Supply Agreement, which reduced the volume of vaccine doses that the UK Health Security Agency (the “Authority”) committed to purchase. Under the terms of the Amended and Restated UK Supply Agreement, the Authority agreed to purchase a minimum of 1 million doses and up to an additional 15 million doses (the “Conditional Doses”) of our prototype vaccine, with the number of Conditional Doses contingent on, and subject to reduction based on, our timely achievement of supportive recommendations from the JCVI that is approved by the UK Secretary of State for Health. If the Authority did not purchase the Conditional Doses or the number of such Conditional Doses was reduced below 15 million doses of our prototype vaccine, we would have to repay up to $225.0 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. Under the Amended and Restated UK Supply Agreement, the Authority also has the option to purchase up to an additional 44 million doses, in one or more tranches, through 2024. As of November 30, 2022, the JCVI had not made a supportive recommendation with respect to our prototype vaccine, thereby triggering (i) a reduction of the number of Conditional Doses from 15 million doses to 7.5 million doses, which reduced number of Conditional Doses were contingent on, and subject to further reduction based on, our timely achievement by November 30, 2023 of a supportive recommendation from JCVI that is approved by the UK Secretary of State for Health as described above, and (ii) an obligation for us to repay $112.5 million related to the upfront payment previously received from the Authority under the Original UK Supply Agreement. In April 2023, we repaid the $112.5 million related to the November 30, 2022 triggering event. As of November 30, 2023, the JCVI had not made a supportive recommendation with respect to the prototype vaccine, thereby triggering a reduction in the number of Conditional Doses from 7.5 million doses to zero. In November 2024, we entered into a Termination and Settlement Agreement (the “Settlement Agreement”) and a Letter of Amendment to the Settlement Agreement (the “Settlement Agreement Amendment”), with the Authority, settling the disputes regarding the Amended and Restated UK Supply Agreement and releasing both parties of all claims arising out of or connected with the Amended and Restated UK Supply Agreement. Under the terms of the Settlement Agreement, the Authority and us agreed to terminate the Amended and Restated UK Supply Agreement and to fully settle the outstanding amount under dispute related to upfront payments of $112.5 million, which is reflected in Other current liabilities on the consolidated balance sheet, previously received by us from the Authority under the Amended and Restated UK Supply Agreement. Pursuant to the Settlement Agreement, we agreed to pay a refund of $123.8 million (the “Settlement Payment”) to the Authority in equal quarterly installments of $10.3 million over a three year period, ending in June 2027. The Settlement Payment amount includes a $11.3 million provision for interest over the period and may be avoided if we chooses to accelerate payments. Under the terms of the Settlement Agreement Amendment, the Authority and us agreed to the date of payment for the first quarterly installment to be November 30, 2024.
We have an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In March 2024, we and Australia agreed to cancel the COVID-19 Vaccine doses previously scheduled for delivery in the fourth quarter of 2023. As a result of the cancellation, the total contract value was reduced by $54.0 million, including $6.0 million of deferred revenue related to the cancelled doses that will be applied as a credit towards future deliveries of doses. Australia is not required to purchase updated vaccine doses until we receive authorization from Therapeutic Goods Administration (“TGA”). We do not expect approval in time for product delivery in 2024 which could result in a loss or deferral of approximately $240 million of contract value. We plan to seek an amendment to the Australia APA which may not be achievable on acceptable terms or at all. As of September 30, 2024, $119.1 million was classified as current Deferred revenue and $14.7 million was classified as non-current Deferred revenue with respect to the Australia APA in our consolidated balance sheet. If we are unable to satisfy our obligations under the amended Australia APA, $92.5 million of deferred revenue may become refundable and approximately $225 million of remaining funds under the contract may no longer be available.
We have an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). The Canadian government may terminate the Canada APA, as amended, if we fail to receive regulatory approval for its COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre (“BMC”) Inc. on or before December 31, 2024. We do not expect to receive regulatory approval of its COVID-19 Vaccine using bulk antigen produced at BMC on or before December 31, 2024. Therefore, we plan to seek an amendment to the Canada APA to address possible alternatives, which may not be achievable on acceptable terms or at all. As of September 30, 2024, $452.1 million was classified as current Deferred revenue and $136.1 million was classified as non-current Deferred revenue with respect to the Canadian APA in our consolidated balance sheet. If the Canadian government terminates the Canada APA, $28.0 million of the deferred revenue would become refundable and approximately $224 million of the contract value related to future deliverables would no longer be available.

Item 5.    Other Information
During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 2024 and 2023, (iii) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine-month periods ended September 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________
*Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: November 12, 2024	By:	/s/ John C. Jacobs
John C. Jacobs President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)