Form 10-Q
period 2025-03-31
NOVAVAX INC
filed 2025-05-08
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 161,970,338 as of April 30, 2025.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024	2
	Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	3
	Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2025 and 2024	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	39
PART II. OTHER INFORMATION		39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	41
Item 5	Other Information	44
Item 6.	Exhibits	45
SIGNATURES		46

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Product sales	$621,678	$89,836
Licensing, royalties, and other	44,977	4,019
Total revenue	666,655	93,855

Expenses:
Cost of sales	14,115	59,209
Research and development	88,937	92,679
Selling, general, and administrative	48,090	86,798
Total expenses	151,142	238,686
Income (loss) from operations	515,513	(144,831)
Other income (expense):
Interest expense	(5,723)	(4,111)
Other income, net	10,056	3,654
Income (loss) before income tax expense	519,846	(145,288)
Income tax expense	1,200	2,262
Net income (loss)	$518,646	$(147,550)

Net income (loss) per share:
Basic	$3.22	$(1.05)
Diluted	$2.93	$(1.05)
Weighted average number of common shares outstanding:
Basic	161,049	139,916
Diluted	177,625	139,916
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income (loss)	$518,646	$(147,550)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale marketable securities	589	—
Foreign currency translation adjustment	23,578	(13,547)
Other comprehensive income (loss)	24,167	(13,547)
Comprehensive income (loss)	$542,813	$(161,097)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263,338	$530,230
Marketable securities	468,141	392,888
Restricted cash	10,681	10,626
Accounts receivable	44,510	108,285
Inventory	10,263	8,749
Prepaid expenses and other current assets	71,095	78,164
Total current assets	868,028	1,128,942
Property and equipment, net	133,538	138,413
Right of use asset, net	157,495	161,585
Goodwill	112,027	107,478
Other non-current assets	21,904	24,000
Total assets	$1,292,992	$1,560,418
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$34,162	$41,579
Accrued expenses	132,165	211,165
Deferred revenue	108,334	675,067
Current portion of finance lease liabilities	5,478	7,009
Other current liabilities	142,031	219,596
Total current liabilities	422,170	1,154,416
Deferred revenue	409,557	446,819
Convertible notes payable	170,126	169,684
Non-current finance lease liabilities	53,055	53,726
Other non-current liabilities	313,727	359,614
Total liabilities	1,368,635	2,184,259

Commitments and contingencies (Note 15)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—

Stockholders' deficit:
Common stock, $0.01 par value, 600,000,000 shares authorized at March 31, 2025 and December 31, 2024; 164,206,386 shares issued and 161,957,868 shares outstanding at March 31, 2025 and 161,942,677 shares issued and 160,421,136 shares outstanding at December 31, 2024	1,642	1,619
Additional paid-in capital	4,512,849	4,501,403
Accumulated deficit	(4,489,804)	(5,008,450)
Treasury stock, cost basis, 2,248,518 shares at March 31, 2025 and 1,521,541 shares at December 31, 2024	(101,938)	(95,854)
Accumulated other comprehensive income	1,608	(22,559)
Total stockholders’ deficit	(75,643)	(623,841)
Total liabilities and stockholders’ deficit	$1,292,992	$1,560,418
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Three Months Ended March 31, 2025 and 2024
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2024	161,942,677	$1,619	$4,501,403	$(5,008,450)	$(95,854)	$(22,559)	$(623,841)
Stock-based compensation	—	—	10,285	—	—	—	10,285
Stock issued under incentive programs	2,263,709	23	1,161	—	(6,084)	—	(4,900)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	589	589
Foreign currency translation adjustment	—	—	—	—	—	23,578	23,578
Net income	—	—	—	518,646	—	—	518,646
Balance at March 31, 2025	164,206,386	$1,642	$4,512,849	$(4,489,804)	$(101,938)	$1,608	$(75,643)

Balance at December 31, 2023	140,506,093	$1,405	$4,192,164	$(4,820,951)	$(92,267)	$2,722	$(716,927)
Stock-based compensation	—	—	11,556	—	—	—	11,556
Stock issued under incentive programs	1,194,879	12	1,055	—	(1,683)	—	(616)
Foreign currency translation adjustment	—	—	—	—	—	(13,547)	(13,547)
Net loss	—	—	—	(147,550)	—	—	(147,550)
Balance at March 31, 2024	141,700,972	$1,417	$4,204,775	$(4,968,501)	$(93,950)	$(10,825)	$(867,084)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net income (loss)	$518,646	$(147,550)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	8,340	12,147
Non-cash stock-based compensation	10,285	11,556
Provision for excess and obsolete inventory	276	8,807
Impairment of long-lived assets	—	1,669
Other items, net	16,550	(4,449)
Changes in operating assets and liabilities:
Inventory	2,375	16,819
Accounts receivable, prepaid expenses, and other assets	73,867	296,054
Accounts payable, accrued expenses, and other liabilities	(211,846)	(272,461)
Deferred revenue	(603,995)	(6,147)
Net cash used in operating activities	(185,502)	(83,555)

Investing Activities:
Capital expenditures	(1,220)	(6,878)
Purchases of available-for-sale marketable securities	(114,724)	—
Proceeds from maturities of available-for-sale marketable securities	43,000	—
Internal-use software	(375)	(372)
Net cash used in investing activities	(73,319)	(7,250)

Financing Activities:
Net proceeds from sales of common stock	—	6,862
Net proceeds from the exercise of stock-based awards	(4,860)	(616)
Finance lease payments	(2,201)	(360)
Net cash provided by (used in) financing activities	(7,061)	5,886
Effect of exchange rate on cash, cash equivalents, and restricted cash	(930)	(2,955)
Net decrease in cash, cash equivalents, and restricted cash	(266,812)	(87,874)
Cash, cash equivalents, and restricted cash at beginning of period	545,292	583,810
Cash, cash equivalents, and restricted cash at end of period	$278,480	$495,936

Supplemental disclosure of non-cash activities:
Capital expenditures included in accounts payable and accrued expenses	$—	$1,208
Internal-use software included in accounts payable and accrued expenses	$—	$250

Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$2,799	$1,206
Cash paid for income taxes, net of refunds	$1,499	$(71)
    The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
Note 1 – Organization and Business
Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) is tackling global health challenges through scientific innovation that seeks to maximize its deep scientific expertise in vaccines and cutting-edge technology platform. The differentiated platform features the Company’s recombinant protein-based nanoparticle technology and its unique Matrix-M® adjuvant.

The Company’s corporate growth strategy seeks to optimize its existing partnerships and expand access to its proven technology platform via research and development (“R&D”) innovation, organic portfolio expansion in infectious disease and beyond, and forging new partnerships and collaborations. The Company’s three strategic priorities are: focusing on its partnership with Sanofi Pasteur Inc. ("Sanofi”) announced in May 2024, leveraging its technology platform and pipeline to forge additional partnerships, and advancing its proven technology platform and early-stage pipeline. The Company’s corporate growth strategy is supported by a lean and focused operating model.

Novavax’s prototype COVID-19 vaccine (“NVX-CoV2373,” or “prototype vaccine”), the Company’s XBB COVID-19 vaccine (“NVX-CoV2601”), and the Company’s Nuvaxovid™ JN.1 COVID-19 vaccine (“NVX-CoV2705” or “updated vaccine”) are collectively referred to as the Company’s “COVID-19 vaccine.” Local regulatory authorities have also specified nomenclature for the labeling of NVX-CoV2373, NVX-CoV2601 and NVX-CoV2705 within their territories (e.g., “Novavax COVID-19 Vaccine, Adjuvanted”, “Novavax COVID-19, Adjuvanted (2023-2024 or 2024-2025 Formula),” respectively, for the U.S., and “Nuvaxovid™” for ex-U.S. territories). The Company’s partner, Serum Institute of India Pvt. Ltd. (“SII”), markets Novavax’s COVID-19 vaccine as “Covovax™.”

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
The accompanying unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The aggregate foreign currency transaction losses resulting from the conversion of the transaction currency to functional currency were $12.6 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively, which are reflected in Other income (expense), net.
The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Results for this or any interim period are not necessarily indicative of results for any future interim period or for the entire year. The Company operates in one business segment.
Reclassifications
Certain amounts reported in prior periods have been reclassified to conform to current period financial statement presentation. These reclassifications have no material effect on previously reported financial position and cash flows.

The Company reclassified $7.5 million of revenue previously reported as License, royalties, and other revenue to Product sales revenue for the three months ended March 31, 2024 related to adjuvant supply sales and other supply sales. This presentation aligns with the Company’s enhanced focus on supply sales to partners.
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
As of March 31, 2025, the Company had $263.3 million in cash and cash equivalents, $468.1 million in marketable securities, and working capital of $445.9 million. During the three months ended March 31, 2025, the Company recognized net income of $518.6 million, and had net cash flows used in operating activities of $185.5 million.
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
Restructuring
The Company recognizes restructuring charges when such costs are incurred. The Company’s restructuring charges consist of employee severance and other termination benefits related to the reduction of its workforce, the consolidation of facilities, and infrastructure and other costs. Termination benefits are expensed on the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit is estimable.
See Note 16 for additional information on the severance and employee benefit costs for terminated employees and impairment of assets in connection with the Company’s Restructuring Plan as defined in Note 16.
Recent Accounting Pronouncements
Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The ASU includes enhanced disclosure requirements, which mandate transparency in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) An Amendment of the FASB Accounting Standards Codification, Clarifying the Effective Date, which clarifies that public business entities are required to adopt the ASU 2024-03 guidance in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement on the Company’s consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC's regulations. The effective date for each amendment in the ASU is the effective date that the SEC removes the disclosure requirement from its regulations. The Company is currently evaluating ASU 2023-06, however, as the ASU codifies SEC regulations, the Company does not anticipate that its implementation will have a material effect on the Company's consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard enhances transparency in income tax disclosures by requiring, on an annual basis, certain disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU also requires disaggregated disclosure related to pre-tax income (or loss) and income tax expense (or benefit) and eliminates certain disclosures related to the balance of an entity’s unrecognized tax benefit and the cumulative amount of certain temporary differences. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. The Company is completing its evaluation of the impact of ASU 2023-09 on its disclosures.
Note 3 – Marketable Securities
Marketable securities were classified as available-for-sale as of March 31, 2025 and December 31, 2024, comprised of (in thousands):

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Treasury securities	$184,544	$581	$—	$185,125	$184,438	$116	$—	$184,554
Corporate debt securities	282,968	48	—	283,016	208,410	—	(76)	208,334
Total marketable securities	$467,512	$629	$—	$468,141	$392,848	$116	$(76)	$392,888

As of March 31, 2025, investments in marketable securities were comprised of $185.1 million of treasury securities, of which $64.0 million mature in 2025 and $121.1 million mature in 2026, and $283.0 million of corporate debt securities, of which $273.6 million mature in 2025 and $9.4 million mature in 2026. As of December 31, 2024, investments in marketable securities comprised of $184.6 million of treasury securities, of which $23.0 million mature in 2025 and $161.5 million mature in 2026, and $208.3 million of corporate debt securities, of which $195.2 million mature in 2025 and $13.1 million mature in 2026. Marketable securities are classified as Current assets in the Consolidated balance sheet of the Company as of March 31, 2025, and December 31, 2024. Based on the Company’s policy under the expected credit loss model, including an assessment of the investment portfolio as of March 31, 2025 and December 31, 2024, the Company concluded that any unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses has not been recorded. As of March 31, 2025 and December 31, 2024, the Company held no securities that were in an unrealized loss position for more than 12 months.

Note 4– Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at March 31, 2025			Fair Value at December 31, 2024
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$80,373	$—	$—	$287,393	$—	$—
Government-backed securities(1)	—	130,000	—	—	130,000	—
Treasury securities	—	185,125	—	—	184,554	—
Corporate debt securities(2)	—	283,017	—	—	243,158	—
Total cash equivalents and marketable securities	$80,373	$598,142	$—	$287,393	$557,712	$—
Liabilities
5.00% Convertible notes due 2027	$—	$163,918	$—	$—	$174,386	$—
(1)Classified as cash and cash equivalents as of March 31, 2025 and December 31, 2024, respectively, on the consolidated balance sheets.
(2)Includes $34.8 million classified as Cash and cash equivalents as of December 31, 2024, on the consolidated balance sheets.
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
During the three months ended March 31, 2025 and 2024, the Company did not have any transfers between levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.
Note 5 – Revenue
The Company's accounts receivable included $38.4 million and $102.9 million related to amounts that were billed to customers and $6.1 million and $5.4 million related to amounts which had not yet been billed to customers as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, changes in the Company’s accounts receivables, allowance for credit losses, and deferred revenue balances were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Accounts receivable:
Three Months Ended March 31, 2025	$115,960	$123,785	$(187,560)	$52,185
Three Months Ended March 31, 2024	304,916	136,510	(412,370)	29,056
Allowance for credit losses(1):
Three Months Ended March 31, 2025	(7,675)	—	—	(7,675)
Three Months Ended March 31, 2024	(7,675)	—	—	(7,675)
Deferred revenue:(2)
Three Months Ended March 31, 2025	1,121,886	—	(603,995)	517,891
Three Months Ended March 31, 2024	863,521	225,000	(6,148)	1,082,373
(1)    There was no allowance for credit losses recorded during the three months ended March 31, 2025 or 2024. To estimate the allowance for credit losses, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.

(2) Deductions from Deferred revenue generally related to the recognition of revenue once performance obligations on a contract with a customer are met. During the three months ended March 31, 2025, deductions include $555.7 million related to the Canada APA termination, discussed below. During the three months ended March 31, 2024, additions included a $225.0 million reclassification of an upfront payment from Other current liabilities to Deferred revenue related to the settlement with Gavi as discussed below.

As of March 31, 2025, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties and constrained variable consideration, was $0.6 billion, of which $0.5 billion was included in Deferred revenue. Failure to meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations under the Company’s advance purchase agreements (“APAs”) may require the Company to refund portions of upfront and other payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing to fulfill performance obligations related to APAs will depend on the timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request the Company’s updated vaccine under certain of the Company’s APAs. In the first quarter of 2025, the Company received written notice of a $23.0 million claim related to certain performance obligations under an APA agreement with a customer. The Company believes it has fulfilled the requirements related to this matter and is evaluating the merits of the claim. The timing to fulfill performance obligations related to the Sanofi CLA will depend on the timing of delivery of Sanofi Transition Services and Sanofi Technology Transfer services and delivery of doses and other materials based on Sanofi demand.
Under an APA with Gavi, the Vaccine Alliance (“Gavi”), entered into in May 2021 (the “Gavi APA”), and a Termination and Settlement Agreement with Gavi, entered into in February 2024, (the “Gavi Settlement Agreement”) terminating the Gavi APA, the Company is responsible for deferred payments, in equal annual amounts of $80 million payable each calendar year through a deferred payment term ending December 31, 2028. The deferred payments are due in variable quarterly installments and total $400 million during the deferred payment term. Such deferred payments may be reduced through Gavi’s use of an annual vaccine credit equivalent to the unpaid balance of such deferred payments each year, which may be applied to qualifying sales of any of the Company’s vaccines for supply to certain low-income and lower-middle income countries. The Company has the right to price the vaccines offered to such low-income and lower-middle income countries in its discretion, and, when utilized by Gavi, the Company will credit the actual price per vaccine paid against the applicable credit. The Company intends to price vaccines offered via the tender process, consistent with its shared goal with Gavi to provide equitable access to those countries. Also, pursuant to the Gavi Settlement Agreement, the Company granted Gavi an additional credit of up to $225 million that may be applied against qualifying sales of any of the Company’s vaccines for supply to such low-income and lower-middle income countries that exceed the $80 million deferred payment amount in any calendar year during the deferred payment term. In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of the $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and the additional credit of up to $225 million that may be applied for certain qualifying sales.
As of March 31, 2025, the remaining amounts included on the Company’s consolidated balance sheet were $225 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80.0 million in Other current liabilities, and $240.0 million in Other non-current liabilities. In addition, the Company and Gavi entered into a security agreement pursuant to which Novavax granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6), which will continue for the deferred payment term of the Gavi Settlement Agreement.

Product Sales
During the three months ended March 31, 2025 and 2024, the categories of product sales were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Product sales
Nuvaxovid™ sales(1)	$608,025	$82,324
Supply sales(2)	13,653	7,512
Total product sales	$621,678	$89,836
(1)Nuvaxovid™ sales are sales of our COVID-19 vaccine associated with APAs with governments and commercial markets, where we are the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors.
(2)Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and other material sales to the Company’s partners.
As of March 31, 2025 and 2024, changes in the Company’s gross-to-net deductions balances were as follows (in thousands):

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2024	$21,136	$116,697	$137,833
Amounts charged against product sales(1)	16,572	38,999	55,571
Credits/deductions	(30,131)	(84,783)	(114,914)
Balance as of March 31, 2025	$7,577	$70,913	$78,490

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2023	$21,072	$84,616	$105,688
Amounts charged against product sales(1)	16,076	19,296	35,372
Credits/deductions	(26,979)	(10,999)	(37,978)
Balance as of March 31, 2024	$10,169	$92,913	$103,082
(1)    For the three months ended March 31, 2025 and 2024, amounts charged against product sales include $1.5 million and $3.4 million of adjustments made to prior period product sales due primarily to changes in the estimate of product returns.

As of March 31, 2025, $50.4 million of gross-to-net deductions were included in Accrued expenses, $4.9 million were included in Accounts payable, and $23.2 million were included in and reduced Accounts receivable on the consolidated balance sheet. As of December 31, 2024, $77.1 million of gross-to-net deductions were included in Accrued expenses, $10.1 million were included Accounts payable, and $50.6 million were included in and reduced Accounts receivable on the consolidated balance sheet.
The Company has an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). As of March 31, 2025, $31.2 million was classified as current Deferred revenue and $102.6 million was classified as non-current Deferred revenue with respect to the Australia APA in the Company’s consolidated balance sheet, which will be recognized in product revenue as doses are delivered to Australia. In the event that the Company does not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 vaccine, up to $92.5 million of deferred revenue may become refundable. Specifically, Australia may cancel doses that are due to be delivered in 2025 if the Company does not receive regulatory approval for, and deliver, the updated COVID-19 vaccine on or before December 31, 2025, and may terminate the Australian APA, as amended, if the Company does not receive regulatory approval for, and deliver, the updated COVID-19 vaccine on or before March 31, 2026.
The Company had an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). In March 2025, the Company received a communication (the “Notice”) terminating, with immediate effect, the Canada APA on the basis of the Company not receiving regulatory approval for its COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre Inc. on or before December 31, 2024, pursuant to the terms of the Canada APA. As a result of the Notice, the Company has no remaining obligations to the Canadian government under the Canada APA. Therefore, during the three months ended March 31, 2025, the Company recognized $575.7 million, previously recorded in deferred revenue and other current liabilities, as product sales. As of December 31, 2024, the Company had $555.7 million of current deferred revenue and $48.0 million of other current liabilities related to advanced payments, and other commitments previously made under the Canada APA. Under the terms of the Canada APA, $28.0 million in advanced purchase payments previously received by the Company were refundable to the Canadian government within 30 days of receipt of the Notice. The Company repaid the $28.0 million in March 2025. The APA, as amended in 2023, also contemplated the Company and the Canadian government would endeavor to enter into a memorandum of understanding (the “MOU”) related to certain in-country commitments, including a $20.0 million escrow funding. The Notice also acknowledged that such MOU is no longer feasible and that the related funds may be released to the Company.

In March 2025, the Pharmaceutical Management Agency (“Pharmac”), a New Zealand Crown entity, and the Company executed a Deed of Settlement and Release (“New Zealand Settlement Agreement”) of its APA (the “New Zealand APA”). As part of the New Zealand Settlement Agreement, the Company agreed to pay Pharmac a refund of previously received upfront payments of $4.0 million. Under the New Zealand Settlement Agreement, the Company has no remaining obligation to Pharmac under the New Zealand APA. Therefore, in the three months ended March 31, 2025, the Company recognized $27.3 million, previously in other current liabilities, as product sales. As of December 31, 2024, the Company had $31.3 million included in Other current liabilities in the Company’s consolidated balance sheet related to the New Zealand APA.

Licensing, Royalties, and Other
Licensing, royalties, and other includes licensing payments, transition services revenue, and technology transfer revenue from the Sanofi CLA; royalty milestone payments; and sales-based royalties.
Licensing, royalties, and other by license partner for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Licensing, royalties, and other
Sanofi	$40,321	$—
Other partners(1)	4,656	4,019
Total licensing, royalties, and other revenue	$44,977	$4,019
(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as Serum, Takeda Pharmaceutical Company Limited (“Takeda”), and SK bioscience, Co., Ltd.
Sanofi licensing, royalties, and other revenue were comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Sanofi licensing, royalties, and other revenue
Transition services and technology transfer:
Upfront fee amortization(1)	$19,912	$—
Milestones amortization(1)	9,143	—
Cost reimbursements	11,266	—
Total Sanofi licensing, royalties, and other revenue	$40,321	$—
(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time.
Note 6 – Collaboration, License, and Supply Agreements
As of March 31, 2025, the Company’s material collaborations, license and supply agreements were as follows:
Serum
The Company previously granted SII exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of its prototype vaccine, NVX-CoV2601, its updated vaccine, and its COVID-19-Influenza (“CIC”) vaccine candidate. SII agreed to purchase the Company's Matrix-M® adjuvant and the Company granted SII a non-exclusive license to manufacture the antigen drug substance component of the Company’s COVID-19 Vaccine in SII’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. The Company and SII equally split the revenue from SII’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. In May 2024, the Company and SLS entered into a supply agreement (the “SLS Supply Agreement”) under which SLS agreed to supply the Company with antigen drug substance and finished COVID-19 Vaccine doses. The SLS Supply Agreement includes the general terms and conditions of supply orders between the Company and SLS. The Company and SLS execute firm purchase orders, which include specific quantities to be delivered under the SLS Supply Agreement. The Company agreed to supply SLS with all Matrix-M® adjuvant needed to manufacture finished COVID-19 Vaccine doses. In August 2022, the Company and SII entered into an influenza license agreement under which the Company granted SII licenses to develop, manufacture, and commercialize certain vaccine products including influenza vaccine products and influenza and coronavirus combination vaccine products (“Flu/CIC”) and is obligated for the purchase of certain raw materials under related agreements with SII. As of March 31, 2025, the Company is conducting a clinical study for its Flu/CIC vaccine candidates with the intent of partnering these programs. In March 2020, the Company entered into an agreement with SII that granted SII a non-exclusive license for the use of Matrix-M® adjuvant supplied by the Company to develop, manufacture, and commercialize R21/Matrix-M® adjuvant (“SII R21 Agreement”), a malaria vaccine created by the Jenner Institute, University of Oxford (“R21/Matrix-M®”). In December 2023, R21/Matrix-M® received prequalification by the World Health Organization (“WHO”). Under the SII R21 Agreement, SII purchases the Company's Matrix-M®adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
Takeda
The Company has a collaboration and license agreement with Takeda under which the Company granted Takeda an exclusive license to develop, manufacture, and commercialize the Company’s COVID-19 Vaccine in Japan. Under the agreement, Takeda purchases Matrix-M® adjuvant from the Company to manufacture doses of COVID-19 Vaccine, and the Company is entitled to receive milestone and sales-based royalty payments from Takeda based on the achievement of certain development and commercial milestones, as well as a portion of net profits from the sale of COVID-19 Vaccine.
Sanofi
In May 2024, Novavax entered into a Collaboration and License Agreement with Sanofi (the “Sanofi CLA”), to co-commercialize the Company’s COVID-19 vaccine, including future updated versions that address seasonal COVID-19 variants. Under the terms of the agreement, the Company will continue to commercialize its updated COVID-19 vaccine through the end of the 2024-2025 vaccination season. Beginning in 2025 and continuing during the term of the Sanofi CLA, the Company and Sanofi will commercialize the COVID-19 vaccine worldwide in accordance with a commercialization plan agreed by the parties, under which Novavax will continue to supply certain of its existing APA customers and strategic partners, including Takeda and SII. Upon completion of the existing APAs, the Company and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction. Additionally, Sanofi has the right to develop novel influenza-COVID-19 combination vaccines utilizing Novavax’s COVID-19 vaccine and Sanofi’s seasonal influenza vaccine, combination products containing Novavax’s COVID-19 vaccine and one or more non-influenza vaccines, and multiple new vaccines utilizing Novavax’s Matrix-M® adjuvant. The Company is also responsible for performing services related to the technology transfer of its manufacturing process for the COVID-19 Vaccine Products and Matrix-M® components to Sanofi. Until the successful completion of such transfer, the Company will supply Sanofi with both COVID-19 Vaccine Products and Matrix-M® intermediary components for Sanofi’s use and is eligible for reimbursement of such costs from Sanofi. In addition, the Company is responsible for certain research and development and medical affairs services related to the COVID-19 Vaccine.
Pursuant to the Sanofi CLA, the Company is eligible to receive development, technology transfer, launch, and sales milestone payments totaling up to $700 million in the aggregate with respect to the COVID-19 Vaccine Products, of which $650 million remains outstanding, and royalty payments on Sanofi’s sales of such licensed products. The remaining milestone payments are comprised of $175 million upon the approval of the marketing authorization for a COVID-19 Vaccine Product in a pre-filled syringe from the U.S. Food and Drug Administration (“U.S. FDA”), $25 million upon the transfer of such approval to Sanofi, $25 million upon the transfer of European Medicines Agency (“EMA”), approval of a COVID-19 Vaccine Product in a pre-filled syringe to Sanofi, $75 million upon the completion of the technology transfer of the Company’s manufacturing process for the COVID-19 Vaccine Products to Sanofi, $125.0 million upon achievement of certain CIC Product-related development milestones, and $225.0 million in CIC Product-related launch milestones. The Company achieved the $50.0 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024, which was received from Sanofi during the three months ended March 31, 2025.
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
The Sanofi Transition Services and Sanofi Technology Transfer are recognized in revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Sanofi Transition Services and Sanofi Technology Transfer for three month period ended March 31, 2025 was $40.3 million. The Company’s consolidated balance sheet as of March 31, 2025 includes a deferred revenue balance of $49.4 million ($28.4 million included in Deferred revenue, current portion and $21.0 million included in Deferred revenue, non-current portion) related to Sanofi Transition Services and Sanofi Technology Transfer. During three months ended March 31, 2025, the Company recognized a cumulative catch-up adjustment, which resulted in an increase of $9.5 million during the period. This adjustment resulted from a change in total expected costs, partially offset by changes to estimates of variable consideration for Sanofi Transition Services and Sanofi Technology Transfer. Lower expected costs and therefore lower estimates of reimbursements for costs included in estimates of variable consideration were driven by cost reduction efforts described in Note 16.
The Company recognized an asset for $35.0 million of direct costs incurred to obtain the Sanofi CLA. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods and services in the Sanofi CLA. The Company recognized $0.9 million of amortization expense related to the asset in Selling, general, and administrative expense for the three ended March 31, 2025, respectively.

Note 7 – Earnings (Loss) per Share
Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss), basic	$518,646	$(147,550)
Interest on convertible notes	2,634	—
Net income (loss), dilutive	521,280	(147,550)
Denominator:
Weighted average number of common shares outstanding, basic	161,049	139,916
Effect of dilutive securities	16,576	—
Weighted average number of common shares outstanding, dilutive	177,625	139,916
Net income (loss) per share:
Basic	$3.22	$(1.05)
Diluted	$2.93	$(1.05)

Anti-dilutive securities excluded from calculations of diluted net income (loss) per share	5,349	24,269
Note 8 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sums to the total of such amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$263,338	$530,230
Restricted cash, current	10,681	10,626
Restricted cash, non-current(1)	4,461	4,436
Cash, cash equivalents, and restricted cash	$278,480	$545,292
(1)Classified as Other non-current assets as of March 31, 2025 and December 31, 2024, on the consolidated balance sheets.
Note 9 – Inventory
Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$2,600	$2,087
Semi-finished goods	7,558	4,899
Finished goods	105	1,763
Total inventory	$10,263	$8,749
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments, offset by recoveries of such commitments, are recorded as a component of cost of sales in the Company’s consolidated statements of operations. For the three months ended March 31, 2025, inventory write-downs were $0.3 million and there were no losses or recoveries on firm purchase commitments. For the three months ended March 31, 2024, inventory write-downs were $8.8 million and there were no losses or recoveries on firm purchase commitments.
Note 10 – Goodwill
The Company has one reporting unit, which has a negative carrying amount as of March 31, 2025 and December 31, 2024. The change in the carrying amounts of goodwill for the three months ended March 31, 2025 was as follows (in thousands):

Amount
Balance at December 31, 2024	$107,478
Currency translation adjustments	4,549
Balance at March 31, 2025	$112,027
Note 11 – Long-Term Debt
Total convertible notes payable consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
5.00% Convertible notes due 2027	$175,250	$175,250
Unamortized debt issuance costs	(5,124)	(5,566)
Total convertible notes payable	$170,126	$169,684
    The effective interest rate of the 2027 Convertible notes is 6.2%.
The interest expense incurred in connection with the convertible notes payable consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Coupon interest	$2,192	$2,192
Amortization of debt issuance costs	442	416
Total interest expense on convertible notes payable	$2,634	$2,608
Note 12 – Stockholders’ Deficit
In August 2023, the Company entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated its then-existing At Market Issuance Sales agreement entered in June 2021. During the three months ended March 31, 2025, and 2024, no sales were recorded under the August 2023 Sales Agreement. As of March 31, 2025, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
Note 13 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the grant of share-based awards to individuals who were not previously employees, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grants under the 2023 Inducement Plan. As of March 31, 2025, there were 0.1 million shares available for issuance under the 2023 Inducement Plan.

The Amended and Restated 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 27.5 million shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on April 19, 2034. As of March 31, 2025, there were 0.4 million shares available for issuance under the 2015 Plan.
The 2023 Inducement Plan and the 2015 Plan permit, the grant of stock options (including incentive stock options), restricted stock, stock appreciation rights (“SARs”), and restricted stock units (“RSUs”). In addition, under the 2023 Inducement Plan and the 2015 Plan, unrestricted stock, stock units, and performance awards may be granted. Stock options and SARs generally have a maximum term of ten years and may be or were granted with an exercise price that is no less than 100% of the fair market value of the Company’s common stock at the time of grant. Grants of share-based awards are generally subject to vesting over periods ranging from one to four years.
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$525	$594
Research and development	4,289	5,505
Selling, general, and administrative	5,471	5,457
Total stock-based compensation expense	$10,285	$11,556
During the three months ended March 31, 2025 and 2024 there were no stock-based compensation expense capitalized into inventory.
As of March 31, 2025, there was approximately $73 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the Company’s Employee Stock Purchase Plan (“ESPP”). This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately one year and will be allocated between cost of sales, research and development, and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on March 31, 2025. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the three months ended March 31, 2025 and 2024 was $16.2 million and $4.5 million, respectively.

Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2023 Inducement Plan and 2015 Plan for the three months ended March 31, 2025:

	2023 Inducement Plan		2015 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	486,950	$10.45	3,496,052	$32.75
Granted	—	—	2,224,293	7.88
Exercised	—	—	(5,386)	6.02
Canceled	—	—	(419,113)	58.31
Outstanding at March 31, 2025	486,950	$10.45	5,295,846	$20.31
Shares exercisable at March 31, 2025	215,485	$10.80	2,055,818	$37.53
The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Weighted average Black-Scholes fair value of stock options granted	$5.59	$4.34
Risk-free interest rate	4.0%-4.1%	4.3%
Dividend yield	—%	—%
Volatility	99.7%-121.6%	114.3%-121.1%
Expected term (in years)	3.9-6.5	3.9-4.4
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan and 2015 Plan as of March 31, 2025 was $0.9 million and 8.1 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan and 2015 Plan as of March 31, 2025 was $0.4 million and 6.2 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the three months ended March 31, 2025:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2024	285,429	$10.42	5,558,642	$8.27
Granted	—	—	3,531,690	7.87
Vested	(102,796)	10.96	(1,832,799)	10.21
Forfeited	—	—	(187,046)	9.00
Outstanding and unvested at March 31, 2025	182,633	$10.11	7,070,487	$8.27

Employee Stock Purchase Plan
The ESPP was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 2.2 million shares of common stock to be purchased, and the aggregate number of shares will continue to increase 5% on January 1 of each year up to a maximum of 3.5 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of March 31, 2025, there were 0.7 million shares available for issuance under the ESPP.
Note 14 – Income Taxes
The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of objective evidence evaluated by the Company were the cumulative loss incurred over the three-year period ended March 31, 2025 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of March 31, 2025, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income.
During the three months ended March 31, 2025 and 2024, the Company recognized $0.7 million and $2.3 million of federal, state, and foreign income tax expense, respectively. During the three months ended March 31, 2025, the company recognized $0.5 million of foreign withholding tax expense. During the three months ended March 31, 2024, the company did not recognize any foreign withholding tax expense.
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

On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order, and, on April 15, 2024, the court entered a further order extending the stay until June 6, 2024. On June 7, 2024, the court entered another order extending the stay until August 5, 2024. On August 19, 2024, the court entered another order extending the stay until November 4, 2024, to allow the SLC and the parties to continue then-ongoing mediation efforts. On November 1, 2024, the parties notified the court that a settlement in principle had been reached and requested the stay to be extended until the definitive settlement agreement was filed. On November 22, 2024, the SLC filed its Unopposed Motion for Preliminary Approval of Derivative Settlement, Approval of Form and Manner of Notice, and Setting Hearing Date on Final Approval of Settlement and supporting documents. Under the terms of the proposed settlement, individual defendants Erck and Herrmann agreed to pay or cause their insurers to pay $6.8 million to Novavax in exchange for a release of claims. In addition, Novavax and its Board of Directors agreed to adopt and implement certain governance provisions identified in the settlement stipulation. On December 12, 2024, the court entered an order granting preliminary approval of the derivative settlement and setting a date for a hearing on the final approval of the settlement. On March 7, 2025, the court held a hearing and entered a Final Judgment and Order Approving Derivative Settlement (the “Final Judgment and Order”). As part of the Final Judgment and Order, the court granted the motion for attorneys’ fees and awarded plaintiffs’ counsel fees and expenses in the amount of $2.0 million to be paid by the Company following its receipt of the $6.8 million settlement funds. During the three months ended, March 31, 2025, the Company recorded a net gain on the settlement of $4.8 million in Other income (expense), net.

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

On December 7, 2022, the Acosta Action was filed. On February 6, 2023, defendants accepted service of the complaint and summons in the Acosta Action. On March 9, 2023, the court entered an order granting the parties’ request to stay the Acosta Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. On October 13, 2023, the parties filed, and the Delaware Court entered, a stipulated order providing that (i) if the Delaware Court declines to lift the stay in the Mesa Action, the Acosta Action will also remain stayed, and (ii) if the Delaware Court lifts the stay in the Mesa Action, the stay in the Acosta Action will also be lifted. On April 28, 2025, the parties filed a joint status report with the Delaware Court in which they indicated that plaintiffs intend to dismiss the Mesa Action and Acosta Action in light of the Derivative Settlement. On May 2, 2025, the Delaware Court granted the stipulated order of voluntary dismissal, and the Mesa Action was dismissed with prejudice.

On April 17, 2023, the Needelman Action was filed. On July 12, 2023, the parties filed a stipulation and proposed order to stay the Needelman Action pending the Maryland Court’s decision on the motion to dismiss in the Second Consolidated Derivative Action. The court entered that order on July 17, 2023.

On November 30, 2023, the court entered an order consolidating the Kirst and Needelman Actions. On December 14, 2023, the parties filed a stipulation (i) extending the plaintiffs’ deadline to file a consolidated complaint until January 29, 2024, and (ii) otherwise staying all other proceedings in the case (including the defendants’ deadline to respond to the consolidated complaint) until February 12, 2024. On May 3, 2024, the plaintiffs filed a consolidated complaint. On May 14, 2024, the parties filed a stipulation staying the action until June 6, 2024. On July 12, 2024, the court entered an order staying the action until August 5, 2024. On September 24, 2024, the court entered another order staying the action until November 4, 2024. On November 4, 2024, the parties filed a stipulation requesting a status conference with the court and further requesting that the action remain stayed until such status conference takes place. On April 15, 2025, the parties filed a Stipulated Notice of Dismissal dismissing the Kirst and Needelman Actions in light of the Derivative Action.

The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.
Note 16 – Restructuring
During the three months ended March 31, 2025, the Company continued its global restructuring and cost reduction efforts that were initially announced in May 2023 (the 2023 plan combined with subsequent period efforts is referred to as the “Restructuring Plan.”). As of March 31, 2025, the Company is in the process of reviewing its real estate portfolio, including its leased headquarters in Gaithersburg, Maryland, to optimize its footprint, reduce costs, and align its physical spaces with business needs as part of an effort to improve operational efficiency and enhance long-term financial performance. Changes in the planned usage of the Company’s facilities could potentially impact the recoverability of the underlying right of use assets and leasehold improvements. While no triggering events have occurred as of March 31, 2025, the Company continues to evaluate options and will perform impairment tests if such indicators arise in future periods. As of March 31, 2025, the Company’s net investment in assets related to its corporate headquarter leased laboratory and office space located in Gaithersburg, Maryland was approximately $119 million, comprised of approximately $134 million of right of use assets, approximately $37 million of leasehold improvements net of a finance lease obligation of approximately $52 million.
The restructuring charge recorded by the Company consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Severance and employee benefit costs	$505	$4,401
Impairment of assets	—	1,669
Total Restructuring charge (1)	$505	$6,070
(1)    Restructuring charges of $0.5 million is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations for the three months ended March 31, 2025. Restructuring charges of $1.6 million and $4.5 million are included in Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the three months ended March 31, 2024.
Severance and employee benefit costs

Employees affected by reductions in force under the Restructuring Plan are entitled to receive severance payments and certain termination benefits. The Company recorded a severance and termination benefit cost in full for employees who were notified of their termination during the reporting period and had no requirements for future service. The Company paid a total of $2.7 million for the severance and employee benefit costs during the three months ended March 31, 2025 and the remaining liability of $0.9 million is included in Accrued expenses in the Company’s consolidated balance sheet as of March 31, 2025. The Company had $3.1 million of remaining liability for the severance and employee benefit costs included in Accrued expenses in its consolidated balance sheet as of December 31, 2024.
Impairment of assets
In connection with the Restructuring Plan, the Company evaluated its long-lived assets for impairment including certain leased laboratory and office spaces located in Gaithersburg, Maryland. The Company performed an impairment evaluation for the applicable long-lived assets, which is subject to judgment and actual results may vary from the estimates, resulting in potential future adjustments to amounts recorded. During the three months ended March 31, 2024, the Company recorded an impairment charge of $1.7 million related to the impairment of capitalized internal-use software. The Company did not recognize any impairment charge during the three months ended March 31, 2025.
Note 17 – Segment Reporting
The Company manages its business as one reportable operating segment, in-house early-stage R&D to build a pipeline of high-value assets using its proven technology along with seeking to enter into partnerships to drive value creation for its assets. The Company has determined its reportable operating segment based on the management approach, which considers the internal organization and reporting used by the Company’s chief operating decision-maker (“CODM”) to make decisions about allocating resources and assessing the Company’s performance. The Company’s CODM uses consolidated single-segment net income (loss) as reported in the Consolidated Statements of Operations to evaluate performance, forecast future period financial results, allocate resources, and set incentive targets.
The table below summarizes the significant expense categories regularly reviewed by the CODM (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$666,655	$93,855
Cost of sales	14,115	59,209
Research and development expenses:
Direct coronavirus vaccines(1)	18,059	26,061
Direct other vaccine development programs(1)	1,879	336
Employee and benefit expenses	39,910	43,458
Facility and other research and development expenses(2)	29,089	22,824
Selling, general, and administrative expense	48,090	86,798
Other segment income (expense)(3)	3,133	(2,719)
Net income (loss)	$518,646	$(147,550)

(1)    Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities. Direct coronavirus vaccines expenses include costs associated with the Phase 3 trial for our CIC and influenza vaccine candidates.
(2)    Facility and other research and development expenses consist of indirect costs incurred in support of overall research and development activities and non-specific programs, such as overhead costs, information technology and facility-based expenses not allocated to a specific program.
(3)     Other segment income (expense) includes interest expense, income tax expense, and other income.

Total revenue by the Company’s customer’s or collaboration partner’s geographic location was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$39,410	$(6,431)
Canada	575,670	—
Europe	8,086	90,416
Rest of the world	43,289	9,870
Total revenue	$666,455	$93,855
Total long-lived assets of the Company by geographic location were as follows (in thousands):

	March 31, 2025	December 31, 2024
United States	$287,059	$295,879
Europe	3,974	4,119
Total long-lived assets	$291,033	$299,998

Note 18 – Subsequent Events
In April 2025, the Company received a formal communication from the U.S. FDA in the form of an information request for a post marketing commitment (“PMC”) to generate additional clinical data. The Company has responded to the U.S. FDA’s information request with a proposed study design and continues to engage with the U.S. FDA to address the PMC request and move to approval as soon as possible.
On April 29, 2025, the Company entered into a collaboration and exclusive license agreement, as amended (“Amended Takeda APA”), with Takeda which amends and supersedes its collaboration and exclusive license agreement with Takeda, dated February 24, 2021. The Amended Takeda APA improves financial terms for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our corporate growth strategy, including our early-stage pipeline and research and development (“R&D”) investment strategy and key value drivers; our technology platform; our COVID-19 program (our “COVID-19 Program”) (which currently includes our Nuvaxovid™ prototype COVID-19 vaccine ("NVX-CoV2373” or “prototype COVID-19 vaccine”), our Nuvaxovid™ COVID-19 vaccine for the 2023-2024 vaccination season (“XBB COVID-19 Vaccine”) and our Nuvaxovid™ updated COVID-19 vaccine for the 2024-2025 vaccination season (“NVX-CoV2705” or “updated COVID-19 vaccine”) collectively, referred to as our (“COVID-19 Vaccine”)); our operating plans and prospects, including our ability to continue as a going concern through one year from the date of our unaudited financial statements for the period ended March 31, 2025 are issued; the implementation and anticipated impact of our global restructuring and cost reduction plan (“Restructuring Plan”), which includes a more focused investment in our COVID-19 Program; our cash flow forecast and projected revenue, including potential royalties and milestones pursuant to our collaboration and license agreement (the “Sanofi CLA”) with Sanofi Pasteur Inc. (“Sanofi”) and our other license agreements; potential market sizes and demand for our products and product candidates; the efficacy, safety, and intended utilization of our products and product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of future and pending regulatory filings and actions, including the U.S. Food and Drug Administration (“U.S. FDA”) approval of the BLA for our COVID-19 Vaccine and alignment with the U.S. FDA on the post marketing commitment; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our COVID-19 Vaccine by us and our partners; our expectations with respect to the anticipated ongoing development and commercialization or licensure of the COVID-19 Vaccine; our expectations with respect to the anticipated ongoing development of COVID-19 variant strain-containing monovalent or bivalent formulations, including the Phase 2b/3 Hummingbird™ trial, and our CIC vaccine candidate and our stand-alone influenza vaccine candidate including partnership efforts for our COVID-19-Influenza (“CIC”) vaccine candidate and stand-alone influenza vaccine candidate to advance towards a Biologics License Application ("BLA") filing and commercialization; efforts to expand the COVID-19 Vaccine label worldwide as a booster, and to various age groups and geographic locations; the expected timing, content, and outcomes of regulatory actions; funding under our advance purchase agreements (“APAs”) and supply agreements and amendments to, termination of, discussion regarding, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; our plans regarding APA amendments; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to successfully and timely manufacture, market, distribute, or deliver our COVID-19 Vaccine and the impact of our not having received a BLA from the U.S. FDA; our ability to obtain adequate additional funding to maintain our current level of operations and fund the further development of our vaccine candidates challenges related to our partnership with Sanofi and in pursuing additional partnership opportunities; challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification, assay validation, and stability testing, necessary to satisfy applicable regulatory authorities; challenges or delays in conducting clinical trials or studies for our product candidates; challenges or delays in obtaining regulatory authorization for our product candidates, including for future COVID-19 variant strain changes, our CIC vaccine candidate, our stand-alone influenza vaccine candidate or other product candidates; manufacturing, distribution or export delays or challenges; our substantial dependence on Serum Institute of India Pvt. Ltd. (“SII”) and Serum Life Sciences Limited (“SLS” and together with SII, “Serum”) for co-formulation and filling our COVID-19 Vaccine and the impact of any delays or disruptions in their operations; the impact of potential legislative, regulatory, or policy changes under the current presidential administration; the impact of any new or changes in interpretations of existing trade measures, including tariffs, embargoes, sanctions, import restrictions, and export licensing requirements; difficulty obtaining scarce raw materials and supplies, including for our proprietary adjuvant; resource constraints, including human capital and manufacturing capacity, constraints on our ability to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; our ability to timely deliver doses; challenges in obtaining commercial adoption and market acceptance of our COVID-19 Vaccine or any COVID-19 variant strain containing formulation, or our CIC vaccine candidates, stand-alone influenza vaccine candidates or other candidates; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities including requirements to deliver doses that may require us to refund portions of upfront and other payments previously received or result in reduced future payments pursuant to such agreements; challenges related to the seasonality of vaccinations against COVID-19; challenges related to the demand for vaccinations against COVID-19 or influenza; challenges in identifying and successfully pursuing innovation expansion opportunities; our expectation as to expenses and cash needs may prove not to be correct for reasons such as changes in plans or actual events being different than our assumptions, and other risks and uncertainties identified in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and this Quarterly Report on Form 10-Q, which may be detailed and modified or updated in other documents filed with the SEC from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.

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
Overview
We are a company tackling global health challenges through scientific innovation that seeks to maximize our deep scientific expertise in vaccines and our cutting-edge technology platform. The differentiated platform features our recombinant protein-based nanoparticle technology and unique Matrix-M® adjuvant. Our three strategic priorities are: focusing on our partnership with Sanofi announced in May 2024, leveraging our technology platform and pipeline to forge additional partnerships, and advancing our proven technology platform and early-stage pipeline. Our corporate growth strategy is supported by a lean and focused operating model.

Our technology platform combined with our deep vaccine expertise, is the fuel for innovation and partnerships and we believe it has the potential to create significant value. Our proprietary Matrix-M® adjuvant when added to vaccines, has been shown to help induce a stronger and longer-lasting immune response. Our recombinant protein-based nanoparticle technology has been shown to be highly immunogenetic. Together, we believe that our technology platform can induce potent, durable and broad immune responses, with the potential to be antigen-sparing. Our Matrix-M® adjuvant can increase both antibody and cell-mediated immune responses to the vaccine and it has demonstrated a favorable tolerability profile in clinical trials. Our technology platform is used in our authorized COVID-19 vaccine and the R21/Matrix-M® adjuvant malaria vaccine.

In May 2024, we entered into a Collaboration and License Agreement with Sanofi, to co-commercialize our COVID-19 vaccine, including future updated versions that address seasonal COVID-19 variants. Sanofi has the right to develop novel influenza-COVID-19 combination vaccines utilizing our COVID-19 vaccine and Sanofi’s seasonal influenza vaccine, combination products containing our COVID-19 vaccine and one or more non-influenza vaccines, and multiple new vaccines utilizing our Matrix-M® adjuvant. In December 2024, Sanofi announced that the U.S. FDA granted Fast Track designation to two Sanofi combination vaccine candidates: the first combination consists of Fluzone High-DoseTM combined with our COVID-19 vaccine, and the second combination consists of FlublokTM with our COVID-19 vaccine. Sanofi is evaluating the safety and immunogenicity of both combination vaccine candidates in two separate Phase 1/2 trials. We are eligible to receive royalties and milestones associated with the ongoing sales of our COVID-19 vaccine and Sanofi’s influenza-COVID-19 combination vaccines and any other combination vaccines Sanofi may develop, as well as ongoing product royalties for vaccines developed with our Matrix-M® adjuvant. We discuss this agreement in further detail in Note 6 to our accompanying consolidated financial statements.

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

Furthermore, we provide our Matrix-M® adjuvant for use in collaborations. These include the R21/Matrix-M® adjuvant malaria vaccine, a malaria vaccine developed by our partner, the Jenner Institute, University of Oxford (“R21/Matrix-M® adjuvant malaria vaccine”) and manufactured by SII. R21/Matrix-M® adjuvant malaria vaccine is authorized in several countries. Additionally, we provide Matrix-M® adjuvant for use in various programs in preclinical and clinical stage, as well as preclinical investigations. Examples include, an agreement with the Gates Foundation, and in a related master transfer agreement with a leading pharmaceutical company for exploration of Matrix-M® adjuvant used as a potential advancement in their pipeline.

We continue to advance our strategic assessment of our emerging, early-stage pipeline. We intend to develop our early-stage pipeline using a disciplined and capital-efficient approach. Our R&D investment strategy seeks to place smart, lower-cost investments on the programs with the highest potential value, both within infectious disease and beyond, with the intent of partnering these programs at proof of concept. We would consider advancing a program ourselves where data and commercial landscape indicate a unique high-value opportunity. We are pursuing early-stage research in diseases such as, respiratory syncytial virus (“RSV”) combinations, varicella-zoster virus (shingles) and Clostridioides difficile (C. Diff.) colitis. We are actively working to evaluate several RSV combination candidates to progress forward toward an Investigational New Drug (“IND”). We are actively developing an H5N1 avian pandemic influenza vaccine candidate and the toxicology study is underway. We are actively monitoring the emerging public health situation and are pursuing funding opportunities to join preparedness options. Additionally, we are evaluating potential expansion beyond infectious diseases, where we believe our technology could augment and improve upon current therapies.

Technology Overview
We believe our recombinant nanoparticle vaccine technology and our proprietary Matrix-M® adjuvant are well suited for the development and commercialization of vaccine candidates targeting areas both within and beyond the infectious disease space.

Recombinant Nanoparticle Vaccine Technology
Once a target of interest has been identified, the genetic sequence encoding an antigen is selected for developing the vaccine construct. The genetic sequence may be optimized to enhance protein stability or confer resistance to degradation. This genetic construct is inserted into the baculovirus Spodoptera frugiperda (“Sf-/BV”) insect cell-expression system, which enables efficient, large-scale expression of the optimized protein. The Sf-/BV system produces protein-based antigens that are properly folded and modified, which can be critical for functional, protective immunity. Our testing shows this results in a highly immunogenic nanoparticle that is ready to be formulated with Matrix-M® adjuvant.

Matrix-M® Adjuvant
Our proprietary Matrix-M® adjuvant is a key differentiator within our platform. This adjuvant has enabled potent, well tolerated, and durable efficacy by stimulating the entry of antigen presenting cells (“APCs”) into the injection site and enhancing antigen presentation in local lymph nodes. This in turn activates APCs, T-cell and B-cell populations, and plasma cells, which promote the production of high affinity antibodies, an immune boosting response. This potent mechanism of action enables a lower dose of antigen to achieve the desired immune response, thereby contributing to increased vaccine supply and manufacturing capacity. These immune-boosting and dose-sparing capabilities contribute to the adjuvant’s highly unique profile.

We continue to evaluate commercial opportunities for the use of our Matrix-M® adjuvant alongside vaccine antigens produced by other manufacturers. Matrix-M® adjuvant is being evaluated in combination with several partner-led malaria vaccine candidates, including for R21/Matrix-M® adjuvant malaria vaccine. The R21/Matrix-M® adjuvant malaria vaccine has been licensed to SII for commercialization. In May 2024, pursuant to the Sanofi CLA, Sanofi received a non-exclusive license to develop and commercialize other vaccine products that include our Matrix-M® adjuvant. In September 2024, we signed a Matrix-M® adjuvant related agreement with a leading pharmaceutical company to enable exploration of our technology for the potential advancement of their pipeline candidates.

COVID-19 Vaccine Regulatory and Licensure

Our COVID-19 BLA is currently under review with the U.S. FDA and had originally been assigned a Prescription Drug User Fee Act (“PDUFA”) date of April 1, 2025. During April 2025, we received formal communication from the U.S. FDA in the form of an information request for a post marketing commitment (“PMC”) to generate additional clinical data. We have responded to the U.S. FDA’s information request with a proposed study design and continue to engage with the U.S. FDA to address the PMC request and move to approval as soon as possible..

Product Pipeline
We are advancing our pipeline of late- and early-stage programs with a focus on potentially high-value assets in areas with unmet medical need, compelling scientific rationale and strong commercial opportunity. Development and advancement of our in-house pipeline leverages our core expertise and our experience in respiratory and infectious diseases and vaccines, and we intend to explore new opportunities with the potential to expand beyond infectious diseases. Our partnered pipeline includes our COVID-19 vaccine and our Matrix-M® adjuvant used in collaboration for development of new and existing vaccines.

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

Additionally, we intend to develop our early-stage pipeline using a disciplined and capital-efficient approach. Our R&D investment strategy seeks to place smart, lower-cost investments on the programs with the highest potential value, both within infectious disease and beyond, with the intent of partnering these programs at proof of concept. We would consider advancing a program ourselves where data and commercial landscape indicate a unique high-value opportunity. We are actively developing an H5N1 avian pandemic influenza vaccine candidate and monitoring the emerging public health situation while pursuing funding opportunities to join preparedness options. We are conducting early-stage research in diseases such as, RSV combinations, varicella-zoster virus (shingles) and Clostridium difficile (C. Diff.) colitis. Lastly, we are evaluating potential expansion beyond infectious diseases, where we believe our technology has the potential to augment and improve upon current therapies.

In addition to our own pipeline, we have several partnership opportunities. For example, our Matrix-M® adjuvant is being used for collaboration in R21/Matrix-M® adjuvant malaria vaccine. We believe our partner-led R21/Matrix™ adjuvant malaria vaccine presents significant potential. Based on preliminary results from an ongoing Phase 3 trial in infants and toddlers in Africa, showing 72-79% efficacy, the R21/Matrix-M® adjuvant malaria vaccine has been authorized in Ghana, Nigeria, and Burkina Faso, and in December 2023, was granted prequalification by the WHO.

Under our agreement, we have also provided a sole license to Sanofi for the independent development of a COVID-19 and influenza combination product using our COVID-19 vaccine in combination with two of Sanofi’s separately marketed influenza vaccines, Fluzone High-DoseTM and FlublokTM to evaluate immunogenicity and safety in Phase 1/2 combination vaccine trials. These two combination vaccine candidates were granted Fast Track designation by the U.S. FDA in December 2024 to prevent influenza and COVID-19 infections in individuals aged 50 and older. Sanofi also has a non-exclusive license to develop and commercialize combination products containing both our COVID-19 vaccine and one or more non-influenza vaccines, and a non-exclusive license to develop and commercialize other vaccine products selected by Sanofi that include our Matrix-M® adjuvant.

Coronavirus Vaccine Clinical Development
We continue to evaluate vaccine safety, immunogenicity, and effectiveness through ongoing clinical trials and collaborative evidence-generating real-world studies.

Phase 3 Strain-Change and Re-vaccination Studies
In October 2024, we initiated and fully enrolled Study 315 to evaluate safety and immunogenicity of a single dose of the JN.1 subvariant vaccine NVX-CoV2705 in previously vaccinated adults. Topline data from this study was submitted to the U.S. FDA in February 2025 and showed that our JN.1 vaccine induced robust cross-reactive neutralizing activity to the JN.1 variant and to a panel of JN.1 lineage strains representing virtually all of those that circulated in the U.S. during the 2024-2025 respiratory virus season. Serum samples from this study will continue to be tested against newly emerging strains as we prepare for the 2025-2026 season, and these results are expected to support regulatory submissions in the U.S. and other jurisdictions for future variant strain formulations.

In July 2024, we locked the database for 338 participants aged 18 and older in Part 2 of the Study 313, which evaluated the immunogenicity of a single dose of the XBB.1.5 subvariant vaccine NVX-CoV2601 in previously unvaccinated individuals. Data from Study 313 are intended to support the BLA and regulatory submissions in other territories for future variant strain formulations.

Phase 2b/3 Pediatric Hummingbird™ Study
In December 2024, we achieved the $50 million milestone under our agreement with Sanofi, associated with the database lock for one of the three cohorts in this study.

In August 2023, we announced topline results from our Phase 2b/3 Hummingbird™ trial that met its primary endpoints in children aged 6 through 11 years demonstrating both tolerability and immunologic responses. This ongoing trial is evaluating the safety, effectiveness (immunogenicity), and efficacy of two doses of our prototype COVID-19 vaccine (NVX-CoV2373), followed by a booster 6 months after the primary vaccination series. The trial completed enrollment in September 2023 and includes three age de-escalation cohorts of 1,200 children each. The U.S. FDA has informed us that, due to changes in pediatric sero-epidemiology that have occurred since this study was initiated, an additional immunogenicity study will be needed to support a supplemental BLA to expand the pediatric indication.

COVID-Influenza Combination and Stand-alone Influenza Program

Phase 3 Clinical Trial of CIC and Stand-alone Influenza Vaccine Candidates

In December 2024, we initiated a Phase 3 immunogenicity and safety trial for our CIC and stand-alone influenza vaccine candidates to evaluate the immunogenicity and safety compared to our updated COVID-19 vaccine and a licensed seasonal influenza vaccine comparator in adults aged 65 and older. Our Phase 3 immunogenicity and safety trial completed enrollment with an initial cohort of approximately 2,000 participants. We anticipate topline data for this initial patient cohort by mid-2025. After consultation with the U.S. FDA, we determined that seeking an accelerated approval pathway for either of our CIC or stand-alone influenza candidates would not be feasible. While not a pivotal study, the data from the Phase 3 immunogenicity and safety trial will be essential to inform the design of a subsequent pivotal trial in older adults for both programs. We do not intend to advance these vaccine candidates without a partner and we therefore do not intend to make additional investments in these programs and are seeking to partner both vaccine candidates.

The Phase 3 immunogenicity and safety trial builds on Phase 2 data that was previously shared in May 2023, where the vaccine candidates showed preliminary robust immune responses, reassuring safety profiles, and reactogenicity that was comparable to the licensed influenza vaccine comparator arms. The Phase 2 dose-confirming randomized, observer-blinded trial evaluated the safety and effectiveness (immunogenicity) of different formulations of the CIC and influenza vaccine candidates, and higher doses of Novavax's COVID-19 vaccine in 1,575 adults aged 50 through 80 years. The CIC vaccine candidate achieved both anti-SARS-CoV-2 immunoglobulin G (IgG) and neutralizing levels comparable to our prototype COVID-19 vaccine. In addition, several of the combination formulations achieved responses to both SARS-CoV-2 and to the four homologous influenza strains that were comparable to the reference comparators, supporting their prioritization for advanced development.

We continue to invest in development of our pipeline that uses our recombinant nanoparticle technology platform and Matrix-M® adjuvant. We continue to believe these assets are key value drivers and intend to partner these assets towards a BLA filing.
R21/Matrix-M® Adjuvant Malaria Vaccine
R21/Matrix-M® adjuvant malaria vaccine, formulated with our Matrix-M® adjuvant is developed by our partner, the Jenner Institute, University of Oxford, and manufactured by SII. We have an agreement with SII related to its manufacture of R21/Matrix-M® adjuvant malaria vaccine under which SII purchases our Matrix-M® adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single- to low-double digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
In July 2024, first commercial doses of R21/Matrix-M® adjuvant malaria vaccine have been administered to children in Cote d’Ivoire and South Sudan. As part of the WHO malaria program, at their discretion, the vaccine is expected to be included in countries such as Central African Republic, Chad, Democratic Republic of Congo, Mozambique, Nigeria and Uganda.

In December 2023, the WHO announced it prequalified the R21/Matrix-M® adjuvant malaria vaccine to prevent malaria disease in children caused by the P. falciparum parasite in endemic areas. Prequalification status enables United Nations agencies to procure the vaccine for eligible countries and enabled rollout of the vaccine in mid-2024. The WHO recommended that the R21/Matrix-M® adjuvant malaria vaccine be administered in a four-dose schedule beginning at five months of age.

Business Highlights
First Quarter 2025 and Recent Highlights
Strategic Priority #1: Sanofi Partnership
•COVID-19 BLA under review by the U.S. FDA. In April 2025, we received an information request for a PMC for a clinical trial. Discussions with the U.S. FDA regarding our proposed study design are ongoing and we believe our BLA is approvable upon alignment on the details of the PMC.
◦Achievement of BLA approval triggers a $175 million milestone payment from Sanofi.
•Transfers of marketing authorization to Sanofi for U.S. and European Union markets, assuming approvals in each jurisdiction, are expected in Q4 2025, and trigger an additional $50 million in combined milestones from Sanofi.
Strategic Priority #2: Leverage our technology platform and pipeline to forge additional partnerships
•In April 2025, Novavax and Takeda Pharmaceutical Company Limited (“Takeda”) announced significantly improved terms for their partnership to support ongoing commercialization of Nuvaxovid® in Japan. As part of this agreement, we will receive a $20 million upfront payment, a payment related to the 2024-2025 season and are eligible to receive annual milestone payments plus royalties on net sales.
•In March 2025, we signed an additional Material Transfer Agreement (“MTA") for Matrix-M® with a top tier pharmaceutical company, expanded the scope of the MTA signed in the fall to now include viral pathogens, and entered a preclinical collaboration with a new partner to explore the application and utility of Matrix-M® with their cancer vaccine candidate.

•Completed enrollment and expect initial cohort data by mid-year for the Phase 3 trial for our COVID-19-Influenza Combination and stand-alone seasonal influenza vaccine candidates to evaluate immunogenicity and safety in adults aged 65 and older. We intend to partner these programs, and this trial reflects the material completion of our investment.
•Presented data at the April 2025 World Vaccine Congress on the potential of our technology platform and Matrix-M® adjuvant, which showcases attributes related to efficacy and tolerability. Highlights included utility of Matrix-M® across multiple vaccine platforms and disease areas, underscoring breadth of potential partnership opportunities.
Strategic Priority #3: Advance our technology platform and early-stage pipeline
•In April 2025, announced preliminary results from the SHIELD-Utah study that showed Novavax’s COVID-19 Vaccine, Adjuvanted (2024-2025 Formula) targeting the JN.1 strain resulted in fewer and less severe reactogenicity symptoms, when compared with the Pfizer-BioNTech mRNA 2024-2025 vaccine.
•Continued advancement of early-stage preclinical research for H5N1 avian pandemic influenza, respiratory syncytial virus combinations, varicella-zoster virus (shingles) and Clostridioides difficile colitis vaccine candidates.
•Continued work on new potential Matrix formulations intended to improve upon and expand the utility of Matrix-M® .
Other Corporate Highlights
•We continued to evolve and strengthen our Board of Directors with the appointment of Margaret McGlynn, RPh, as Chair of the Board and the appointment of John Shiver, PhD, and Charles Newton as directors.

Sales of Common Stock
In August 2023, we entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock, and terminated our then-existing At Market Issuance Sales agreement entered in June 2021. During the three months ended March 31, 2025 and 2024, no sales were recorded under the August 2023 Sales Agreement. As of March 31, 2025, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations are based upon our accompanying unaudited financial statements and the unaudited accompanying notes, which have been prepared in accordance with generally accepted accounting principles in the United States.
The preparation of our consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our critical accounting policies and estimates are included under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC.
Recent Accounting Pronouncements Not Yet Adopted
See “Note 2―Summary of Significant Accounting Policies” included in our Notes to Consolidated Financial Statements (Unaudited) (under the caption “Recent Accounting Pronouncements”).
Results of Operations
The following is a discussion of the historical financial condition and results of our operations that should be read in conjunction with the unaudited consolidated financial statements and notes set forth in this Quarterly Report. Our historical results are not necessarily indicative of the results for any periods in the future.

Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	Change
Revenue (in thousands):
Product sales	$621,678	$89,836	$531,842
Licensing, royalties, and other	44,977	4,019	40,958
Total revenue	$666,655	$93,855	$572,800
Revenue for the three months ended March 31, 2025 was $666.7 million as compared to $93.9 million for the same period in 2024, an increase of $572.8 million. Revenue for the three months ended March 31, 2025 was primarily comprised of revenue from the termination of our APAs with Canada (“Canada APA”) and New Zealand (“New Zealand APA”) of $575.7 million and $27.3 million, respectively, and the recognition of previously deferred upfront payments and revenue from transition services and technology transfer under the Sanofi CLA. Revenue for the three months ended March 31, 2024 was primarily comprised of revenue from product sales of COVID-19 Vaccine. The increase in revenue is primarily due to an increase in product sales from recognition of amounts previously deferred under the Canada and New Zealand APAs and an increase in licensing, royalties, and other revenue from transition services and technology transfer revenue under the Sanofi CLA.
Product sales
Product sales for the three months ended March 31, 2025, were $621.7 million as compared to $89.8 million during the three months ended March 31, 2024. Our product sales related to revenue from Nuvavovid™ sales, which commenced in 2022, commercial supply sales of COVID-19 Vaccine, revenue from supply of Adjuvant and other products, and recognition of amounts previously deferred under the Canada and New Zealand APAs.
The categories of product sales were as follows:

	Three Months Ended March 31,
	2025	2024	Change
Product sales (in thousands)
Nuvaxovid™ sales(1)	$608,025	$82,324	$525,701
Supply sales(2)	13,653	7,512	6,141
Total product sales	$621,678	$89,836	$531,842
(1)Nuvaxovid™ sales are sales of our COVID-19 vaccine associated with APAs with various governments globally and commercial markets, where we are the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors.
(2)Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and sale of other materials to our partners. We reclassified $7.5 million of revenue previously reported as License, royalties, and other revenue to product sales revenue for the three months ended March 31, 2024 related to adjuvant supply sales and other supply sales.
Licensing, royalties, and other
Licensing, royalties, and other revenue during the three months ended March 31, 2025 was $45.0 million as compared to $4.0 million during the same period in 2024, an increase of $41.0 million. The increase was primarily due to $40.3 million of revenue from transition services and technology transfer under the Sanofi CLA.
Licensing, royalties, and other revenue were comprised of the following:

	Three Months Ended March 31,
	2025	2024	Change
Licensing, royalties, and other (in thousands)
Sanofi	$40,321	$—	$40,321
Other partners(1)	4,656	4,019	637
Total licensing, royalties, and other revenue	$44,977	$4,019	$40,958
(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as Serum, Takeda, and SK bioscience, Co., Ltd.
Sanofi licensing, royalties, and other revenue were comprised of the following:

	Three Months Ended March 31,
	2025	2024	Change
Sanofi licensing, royalties, and other revenue (in thousands)
Transition services and technology transfer:
Upfront fee amortization(1)	$19,912	$—	$19,912
Milestones amortization(1)	9,143	—	9,143
Cost reimbursements	11,266	—	11,266
Total Sanofi licensing, royalties, and other revenue	$40,321	$—	$40,321
(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time.
Expenses

	Three Months Ended March 31,
	2025	2024	Change
Expenses (in thousands):
Cost of sales	$14,115	$59,209	$(45,094)
Research and development	88,937	92,679	(3,742)
Selling, general, and administrative	48,090	86,798	(38,708)
Total expenses	$151,142	$238,686	$(87,544)
Cost of Sales
Cost of sales was $14.1 million for the three months ended March 31, 2025, including expenses of $0.3 million related to excess, obsolete, or expired inventory and losses on certain firm purchase commitments and $1.8 million related to unutilized manufacturing capacity. Cost of sales was $59.2 million for the three months ended March 31, 2024, including expense of $8.8 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments and $6.0 million related to unutilized manufacturing capacity. The decrease in cost of sales of $45.1 million was mainly driven by a decrease in the number of COVID-19 Vaccine doses sold, a decrease in excess, obsolete, and expired inventory charges, and a decrease in unutilized manufacturing capacity charges. The cost of sales as a percentage of product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses were $88.9 million for the three months ended March 31, 2025 as compared to $92.7 million for the three months ended March 31, 2024, a decrease of $3.7 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Program, and CIC, as summarized in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Coronavirus vaccines	$18,059	$26,061
Other vaccine development programs	1,879	336
Total direct external research and development expense	19,938	26,397
Employee expenses	35,621	37,953
Stock-based compensation expense	4,289	5,505
Facility expenses	13,147	11,797
Other expenses	15,942	11,027
Total research and development expenses	$88,937	$92,679
Research and development expenses for coronavirus vaccines for the three months ended March 31, 2025 and 2024 decreased from $26.1 million to $18.1 million primarily as a result of our global restructuring and cost reduction efforts and a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, including embedded lease costs, under manufacturing supply agreements with CMOs and contract manufacturing and development organizations (“CDMOs”).
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $48.1 million for the three months ended March 31, 2025 as compared to $86.8 million for the same period in 2024, a decrease of $38.7 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend, including reduction in costs as a result of the sale of Novavax CZ in December 2024.
For the remainder of 2025, we expect a reduction in our annual combined research and development, and selling, general, and administrative spend as a result of our Restructuring Plan as discussed in Note 16 to our accompanying unaudited consolidated financial statements.
Other Income (Expense)

	Three Months Ended March 31,
	2025	2024	Change
Other income (expense), net (in thousands):
Interest expense	$(5,723)	$(4,111)	$(1,612)
Other income, net	10,056	3,654	6,402
Total other income (expense), net	$4,333	$(457)	$4,790
Total other income (expense), net was $4.3 million of income for the three months ended March 31, 2025 as compared to a total other income (expense), net of $0.5 million of expense for the same period in 2024. The increase in other income (expense), net is primarily due to 2025 other income items of $4.8 million from the derivative action settlement proceeds and $3.6 million of state incentives, partially offset by the unfavorable impact in 2025 as compared to 2024 of exchange rates on foreign currency denominated balances.
Income Tax Expense
During the three months ended March 31, 2025, we recognized income tax expense of $0.7 million related to federal, state, and foreign income taxes, and foreign withholding tax expense of $0.5 million. During the three months ended March 31, 2024, we recognized an income tax expense of $2.3 million related to federal, state, and foreign income taxes.

Net Income (Loss)

	Three Months Ended March 31,
	2025	2024	Change
Net Income (Loss) (in thousands, except per share information):
Net income (loss)	$518,646	$(147,550)	$666,196
Net income (loss) per share, basic	$3.22	$(1.05)	$4.27
Net income (loss) per share, diluted	$2.93	$(1.05)	$3.98
Weighted average shares outstanding, basic	161,049	139,916	21,133
Weighted average shares outstanding, dilutive	177,625	139,916	37,709
Net loss for the three months ended March 31, 2025 was $518.6 million, or $3.22 per share, basic and $2.93 per share, dilutive, as compared to net loss of $147.6 million, or $1.05 per share, basic and dilutive, for the same period in 2024. The increase in net income during the three months ended March 31, 2025, was primarily due to an increase in total revenue and a decrease in total expenses.
The increase in weighted average shares outstanding for the three months ended March 31, 2025, was primarily a result of sales of our common stock.
Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to, revenue from our product sales, milestone payments, royalties and reimbursements under licensing arrangements with our strategic partners; our projected activities related to the development and commercial support of our COVID-19 Vaccine and our CIC and stand-alone influenza vaccine candidates, including significant commitments under various clinical research organizations, CMO, and CDMO agreements; the progress of preclinical studies and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and other manufacturing, sales, and distribution costs. We plan to continue developing other vaccines and product candidates, such as our potential combination vaccine candidates, which are in various stages of development. Our ability to generate revenue from product sales is subject to uncertainty specifically as it relates to our ability to successfully develop, manufacture, distribute, and market our updated vaccine and to successfully execute on our licensing arrangements with our strategic partners and our APAs, as discussed below. Additionally, our plans include our ongoing restructuring and cost reduction measures as a part of our Restructuring Plan (see Note 16 to our accompanying unaudited consolidated financial statements), and may also include raising additional capital through a combination of additional equity and debt financing, collaborations, strategic alliances, asset sales, and marketing, distribution, or licensing arrangements. New financings may not be available to us on commercially acceptable terms, or at all. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or further downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations.
Sanofi Collaboration and License Agreement
In May 2024, we entered into the Sanofi CLA pursuant to which we received a non-refundable upfront payment of $500 million. During the quarter ended March 31, 2025, we received a milestone payment of $50 million for database lock of an existing Phase 2/3 clinical trial in 2024 and are eligible to receive additional development, technology transfer, launch, and sales milestone payments totaling up to $650 million in the aggregate with respect to the Licensed COVID-19 Products and royalty payments on Sanofi’s sales of such licensed products. In addition, we are eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products,
Remaining Sanofi sales milestone payments of $650 million include $300 million related to COVID-19 Vaccine Products and $350 million related to influenza-COVID-19 combination products. The COVID-19 Vaccine Products milestones remaining include a $175 million milestone upon the approval of the BLA marketing authorization for our COVID-19 Vaccine Product in a pre-filled syringe from the U.S. FDA, $25 million upon the transfer of the U.S. MAH to Sanofi, $25 million upon the transfer of EMA MAH in a pre-filled syringe to Sanofi, and $75 million upon the completion of the technology transfer of our manufacturing process for the COVID-19 Vaccine Products to Sanofi. The influenza-COVID-19 combination product milestones include a $125.0 million milestone upon achievement of certain influenza-COVID-19 combination products-related development milestones, and a $225.0 million in influenza-COVID-19 combination products-related launch milestones. We believe our BLA is approvable based on conversations with U.S. FDA, as of our PDUFA date on April 1 and through the date of this Quarterly Report on Form 10-Q. We recently received formal communication from the U.S. FDA in the form of an information request for a post marketing commitment (“PMC”) to generate additional clinical data. We have responded to the FDA’s information request with a proposed study design and continue to engage with the U.S. FDA to address the PMC request and move to approval as soon as possible.
Beginning in 2025 and continuing during the term of the Sanofi CLA, we and Sanofi expect to commercialize the COVID-19 Vaccine Products worldwide in accordance with a commercialization plan agreed by us and Sanofi, under which we will continue to supply our existing APA customers and strategic partners, including Takeda and SII. Upon completion of the existing APAs, we and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction.
Takeda Amended and Restated Collaboration and License Agreement
On April 29, 2025, we entered into a collaboration and exclusive license agreement, as amended, (the “Amended Takeda CLA”) with Takeda which amends and supersedes the collaboration and exclusive license agreement, dated February 24, 2021, (the “Original Takeda CLA,” together with the Amended Takeda CLA, the “ Takeda CLA”).
Under the Amended Takeda CLA, we will receive a non-refundable upfront payment of approximately $20 million of which $5.0 million is creditable against royalties owed by Takeda for its fiscal year 2024. In addition, on an annual basis, (i) we will receive $2.0 million to compensate us for services provided by us under the Takeda CLA, and (ii) we will receive an additional $8.0 million annual milestone payment, of which $5.0 million is creditable against royalties owed by Takeda in its fiscal year 2025 or thereafter, if Takeda receives marketing approval of the COVID-19 Vaccine in that year or such approval is not necessary for such year. The parties have also updated the financial terms to replace the share of operating profits and, instead, provide us with a tiered royalty as a percentage of Takeda’s, its affiliates’ and sublicensees’ total net sales in the mid to high-teen percentages (subject to certain capped royalty reductions), commencing on April 1, 2024 and will continue until the latest of (a) twenty years after April 29, 2025, (b) all our know-how licensed under the Amended Takeda CLA has become publicly available through no fault of Takeda, and (c) the expiration of the last valid claim in the intellectual property rights licensed by us to Takeda under the Amended Takeda CLA covering COVID-19 Vaccine in Japan.
In connection with the Amended Takeda CLA, on April 29, 2025, we entered into a release agreement with Takeda under which we released Takeda and Takeda released us from all claims that were asserted or could have been asserted by either party against the other party that related to the Original Takeda CLA and the activities thereunder.

Supply Agreements
As of March 31, 2025, we have remaining obligations under APAs with certain countries globally, excluding the Vaccine Alliance (“Gavi”), of $248.4 million. These obligation include $133.8 million related to an APA with the Commonwealth of Australia for the purchase of doses of COVID-19 Vaccine (the “Australia APA”) and $114.6 million related to various other countries. With respect to the Australia APA, as of March 31, 2025, $31.2 million was classified as current Deferred revenue and $102.6 million was classified as non-current Deferred revenue in our consolidated balance sheet. In the event that we do not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 vaccine, up to $92.5 million of deferred revenue may become refundable. Specifically, Australia may cancel doses that are due to be delivered in 2025 if we do not receive regulatory approval for, and deliver, the updated COVID-19 vaccine on or before December 31, 2025, and may terminate the Australia APA, as amended, if we do not receive regulatory approval for, and deliver, the updated COVID-19 vaccine on or before March 31, 2026. With respect to other obligations under APAs of $114.6 million, as of March 31, 2025, $38.4 million was classified as current Deferred revenue, $49.8 million was classified as non-current Deferred revenue in our consolidated balance sheet and $26.4 million remains to be billed upon delivery of doses of COVID-19 Vaccine. Recognition of these amounts is dependent on delivery of doses or expiry of optional dose order quantities.
In March 2025, we received a communication (the “Notice”) terminating, with immediate effect, our APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). As a result of the termination, we were required under the terms of the Canada APA, to repay $28.0 million in advanced purchase payments previously received within 30 days of the Notice, which we repaid in March 2025. We recognized $575.7 million, previously in deferred revenue and other liabilities, as product revenue in the first quarter of 2025.
In March 2025, we and the Pharmaceutical Management Agency (“Pharmac”), a New Zealand Crown entity, executed a Deed of Settlement and Release (“New Zealand Settlement Agreement”) of its APA (the “New Zealand APA”). As part of the New Zealand Settlement Agreement, we agreed to pay Pharmac a refund of previously received upfront payments of $4.0 million, which was paid in March 2025. Under the New Zealand Settlement Agreement, we have no remaining obligation to Pharmac under the New Zealand APA. We recognized $27.3 million as product revenue in the first quarter of 2025.
In November 2024, we entered into a settlement agreement with the Secretary of State for Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), pursuant to which we and the Authority agreed to terminate the Amended and Restated Supply Agreement with the Authority and to fully settle the outstanding amount under dispute related to upfront payments of $112.5 million. We agreed to pay a refund of $123.8 million including interest of $11.3 million to the Authority in equal quarterly installments of $10.3 million over a three year period, ending in June 2027. As of March 31, 2025, pursuant to our settlement agreement with the UK, the remaining upfront payment previously received from the authority is classified as $36.9 million of other current liabilities and $49.3 million of Other non-current liabilities on our consolidated balance sheet.
In February 2024, we and Gavi entered into a Termination and Settlement Agreement (the “Gavi Settlement Agreement”) terminating our APA with Gavi (the “Gavi APA”). In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of the $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and an additional credit of up to $225 million that may be applied against certain qualifying sales. As of March 31, 2025, the remaining amounts included on our consolidated balance sheet are classified as $225.0 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80.0 million in Other current liabilities, and $240.0 million in Other non-current liabilities. In addition, we and Gavi entered into a security agreement pursuant to which we granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6 to our accompanying unaudited consolidated financial statements), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
As of March 31, 2025, we had $746.6 million in cash and cash equivalents, restricted cash and marketable securities as compared to $938.2 million as of December 31, 2024.
We funded our operations for the three months ended March 31, 2025 primarily with cash and cash equivalents, milestone payments under the Sanofi CLA and revenue from product sales. In accordance with our ongoing Restructuring Plan, we continue to restructure our global footprint including further reductions in our global workforce and exploring the use of our real estate portfolio in Gaithersburg, Maryland. We anticipate our future operations to be funded primarily by milestone payments, royalties, transition services and technology transfer under our Sanofi CLA, revenue from product sales, our cash and cash equivalents and investments in marketable securities, and other potential funding sources including equity financings, which may include at the market offerings, debt financings, collaborations, strategic alliances, asset sales, and marketing, distribution or licensing arrangements.
The following table summarizes cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(185,502)	$(83,555)	$(101,947)
Investing activities	(73,319)	(7,250)	(66,069)
Financing activities	(7,061)	5,886	(12,947)
Effect on exchange rate on cash, cash equivalents, and restricted cash	(930)	(2,955)	2,025
Net decrease in cash, cash equivalents, and restricted cash	(266,812)	(87,874)	(178,938)
Cash, cash equivalents, and restricted cash at beginning of period	545,292	583,810	(38,518)
Cash, cash equivalents, and restricted cash at end of period	$278,480	$495,936	$(217,456)

Net cash used in operating activities was $185.5 million for the three months ended March 31, 2025, as compared to $83.6 million for the same period in 2024. The increase in cash used in operating activities is primarily due to a reduction in cash received from receivables on APA agreements in 2025 as compared to the same period in 2024.

Net cash used in investing activities was $73.3 million for the three months ended March 31, 2025, as compared to $7.3 million for the same period in 2024. The increase in cash used in investing activities is primarily due to our investment in marketable securities, partially offset by lower expenditures on equipment and leasehold improvements.
Net cash used in financing activities was $7.1 million for the three months ended March 31, 2025, as compared to net cash provided by financing activities of $5.9 million for the same period in 2024. The increase in cash used in financing activities is primarily due to a decrease in net proceeds from sales of common stock, the exercise of stock-based awards, and payment of finance lease liabilities.
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
Foreign Currency Exchange Risk
Although we are headquartered in the U.S. our results of operations, including our foreign subsidiaries’ operations, are subject to foreign currency exchange rate fluctuations, primarily the U.S. dollar against the Euro, Pound Sterling, and Swedish Krona. This exchange exposure may have a material effect on our cash and cash equivalents, cash flows, and results of operations, particularly in cases of revenue generated under APAs that include provisions that impact our and our counterparty’s currency exchange exposure. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.
We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in a decline of stockholders’ equity (deficit) of approximately $25 million as of March 31, 2025.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Remediation of Previously Identified Material Weakness
As previously disclosed in Part II. Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in internal control over financial reporting related to ineffective change management review and periodic access review controls, with respect to the Company’s human resources information system (“HRIS”). As a result of the identified deficiencies, certain change management and user access controls, as well as the related process-level IT dependent manual controls and automated application controls across various processes impacted by the HRIS deficiencies were also determined to be ineffective.
The material weakness identified above did not result in any material misstatements in our financial statements or disclosures, and there were no changes to previously released financial results.
The Company is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management implemented measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to the material weakness.
Remediation actions included: (i) enhancing the assignment of control responsibility and accountability to responsible operational and IT personnel, (ii) developing and implementing additional training and awareness, including educating control owners concerning the principles and requirements of each control, (ii) increasing the extent of senior management oversight, and (iv) redesigned and enhanced HRIS review controls.
Management completed testing of the impacted controls during the quarter ended March 31, 2025, and found them to be operating effectively for a sufficient period of time. As a result, Management has concluded that the material weakness in internal control over financial reporting has been remediated.
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025. Other than in connection with steps taken to remediate the material weakness described above, our management has concluded that there have been no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On February 7, 2022, the Maryland Court entered an order consolidating the Meyer and Yung Actions (the “First Consolidated Derivative Action”). The plaintiffs in the First Consolidated Derivative Action filed their consolidated derivative complaint on April 25, 2022. On May 10, 2022, the Maryland Court entered an order granting the parties’ request to stay all proceedings and deadlines pending the earlier of dismissal or the filing of an answer in the Sinnathurai Action. On June 10, 2022, the Snyder and Blackburn Actions were filed. On October 5, 2022, the Maryland Court entered an order granting a request by the plaintiffs in the First Consolidated Derivative Action and the Snyder and Blackburn Actions to consolidate all three actions and appoint co-lead plaintiffs and co-lead and liaison counsel (the “Second Consolidated Derivative Action”). The co-lead plaintiffs in the Second Consolidated Derivative Action filed a consolidated amended complaint on November 21, 2022. On February 10, 2023, defendants filed a motion to dismiss the Second Consolidated Derivative Action. The plaintiffs filed their opposition to the motion to dismiss on April 11, 2023. Defendants filed their reply brief in further support of their motion to dismiss on May 11, 2023. On August 21, 2023, the court entered an order granting in part and denying in part the motion to dismiss. On September 5, 2023, the Company filed an Answer to the consolidated amended complaint. On September 6, 2023, the court entered an order granting the individual defendants an extension of time to file their answer until November 6, 2023. On October 6, 2023, the Board of Directors of the Company formed a Special Litigation Committee (“SLC”) with full and exclusive power and authority of the Board to, among other things, investigate, review, and analyze the facts and circumstances surrounding the claims asserted in the pending derivative actions, including the claims that remain following the court’s order on the motion to dismiss in the Second Consolidated Derivative Action. On November 7, 2023, the court entered an order granting the parties’ request to stay the Second Consolidated Derivative Action for up to six months from the date of entry of the order, and, on April 15, 2024, the court entered a further order extending the stay until June 6, 2024. On June 7, 2024, the court entered another order extending the stay until August 5, 2024. On August 19, 2024, the court entered another order extending the stay until November 4, 2024, to allow the SLC and the parties to continue then-ongoing mediation efforts. On November 1, 2024, the parties notified the court that a settlement in principle had been reached and requested the stay to be extended until the definitive settlement agreement was filed. On November 22, 2024, the SLC filed its Unopposed Motion for Preliminary Approval of Derivative Settlement, Approval of Form and Manner of Notice, and Setting Hearing Date on Final Approval of Settlement and supporting documents. Under the terms of the proposed settlement, individual defendants Erck and Herrmann agreed to pay or cause their insurers to pay $6.8 million to Novavax in exchange for a release of claims. In addition, Novavax and its Board of Directors agreed to adopt and implement certain governance provisions identified in the settlement stipulation. On December 12, 2024, the court entered an order granting preliminary approval of the derivative settlement and setting a date for a hearing on the final approval of the settlement. On March 7, 2025, the court held a hearing and entered a Final Judgment and Order Approving Derivative Settlement (the “Final Judgment and Order”). As part of the Final Judgment and Order, the court granted the motion for attorneys’ fees and awarded plaintiffs’ counsel fees and expenses in the amount of $2.0 million to be paid by the Company following its receipt of the $6.8 million settlement funds. During the three months ended, March 31, 2025, the Company recorded a net gain on the settlement of $4.8 million in Other income (expense), net.

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

On December 7, 2022, the Acosta Action was filed. On February 6, 2023, defendants accepted service of the complaint and summons in the Acosta Action. On March 9, 2023, the court entered an order granting the parties’ request to stay the Acosta Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. On October 13, 2023, the parties filed, and the Delaware Court entered, a stipulated order providing that (i) if the Delaware Court declines to lift the stay in the Mesa Action, the Acosta Action will also remain stayed, and (ii) if the Delaware Court lifts the stay in the Mesa Action, the stay in the Acosta Action will also be lifted. On April 28, 2025, the parties filed a joint status report with the Delaware Court in which they indicated that plaintiffs intend to dismiss the Mesa Action and Acosta Action in light of the Derivative Settlement. On May 2, 2025, the Delaware Court granted the stipulated order of voluntary dismissal, and the Mesa Action was dismissed with prejudice.

On April 17, 2023, the Needelman Action was filed. On July 12, 2023, the parties filed a stipulation and proposed order to stay the Needelman Action pending the Maryland Court’s decision on the motion to dismiss in the Second Consolidated Derivative Action. The court entered that order on July 17, 2023.

On November 30, 2023, the court entered an order consolidating the Kirst and Needelman Actions. On December 14, 2023, the parties filed a stipulation (i) extending the plaintiffs’ deadline to file a consolidated complaint until January 29, 2024, and (ii) otherwise staying all other proceedings in the case (including the defendants’ deadline to respond to the consolidated complaint) until February 12, 2024. On May 3, 2024, the plaintiffs filed a consolidated complaint. On May 14, 2024, the parties filed a stipulation staying the action until June 6, 2024. On July 12, 2024, the court entered an order staying the action until August 5, 2024. On September 24, 2024, the court entered another order staying the action until November 4, 2024. On November 4, 2024, the parties filed a stipulation requesting a status conference with the court and further requesting that the action remain stayed until such status conference takes place. On April 15, 2025, the parties filed a Stipulated Notice of Dismissal dismissing the Kirst and Needelman Actions in light of the Derivative Action.

We are also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, we do not expect the resolution of these other legal proceedings to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A.    Risk Factors
Information regarding risk and uncertainties related to our business appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 27, 2025. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, other than as described below.

Risks Related to Our Financial Condition and Capital Requirements
Our existing funding and supply agreements, including the Sanofi CLA, or our advance purchase agreements do not assure success of our vaccine candidates or vaccines or that we will be able to fully fund our vaccine candidates or vaccines or our company operations, and if we are unable to satisfy the performance obligations under such agreements, we may not be eligible to receive milestone payments under such agreements, the agreements may be terminated, the purchase commitments may be reduced or we may be required to refund advance payments, which may have a material adverse effect on our liquidity and financial condition.

We have entered into, and may in the future enter into, collaboration, funding, supply and other agreements for our vaccines or vaccine candidates that include prepayments from the purchasers to help fund our development, manufacture and/or commercialization of the vaccine. Certain of these agreements may contain development, technology transfer, launch, sales and other milestones related to our vaccines or vaccine candidates pursuant to which we may be eligible to receive milestone payments upon the achievement of the requisite milestone. For example, we are eligible to receive future milestone payments under the Sanofi CLA totaling up to $650 million consisting of $300 million related to COVID-19 Vaccine Products and $350 million related to influenza-COVID-19 combination products. Such future milestones include a payment of $175 million upon the approval of the BLA marketing authorization for a COVID-19 Vaccine Product in a pre-filled syringe from the U.S. FDA, $25 million upon the transfer of such approval to Sanofi, $25 million upon the transfer of EMA approval of a COVID-19 Vaccine Product in a pre-filled syringe to Sanofi, $75 million upon the completion of the technology transfer of our manufacturing process for the COVID-19 Vaccine Products to Sanofi, and up to $350 million in CIC Product-related development and launch milestones. In addition, we are eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products. We may experience challenges in satisfying our obligations under these agreements, including as a result of delays in, or failure to receive, regulatory approval, delayed performance of our third-party contractors and suppliers, which may impact our ability to achieve such milestones, and receive related milestone payments, may potentially expose us to damages or other liability pursuant to these agreements, including the Sanofi CLA, and may have a material and adverse effect on our liquidity and financial condition.

Under certain APAs, if we do not timely achieve requisite regulatory milestones for our COVID-19 Vaccine in the relevant jurisdictions, obtain supportive recommendations from governmental advisory committees, and/or achieve product volume or delivery timing obligations, purchasers may seek to terminate such agreements, reduce their purchase commitments, require us to refund all or some prepayments we have received, or renegotiate such agreements, each of which could have a material and adverse effect on our liquidity and financial condition. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of prototype COVID-19 vaccine under certain of our supply agreements. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of COVID-19 Vaccine. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory and commercial milestones. We may not achieve such milestones, which could have a material and adverse effect on our financial condition.
For example, in December 2024, we entered into an amendment to the Australia APA pursuant to which, among other things, we acknowledged the cancellation by Australia of the delivery of certain doses of our COVID-19 Vaccine scheduled for delivery between the fourth quarter of 2023 and the fourth quarter of 2025 and we agreed to credit approximately $31 million of the advanced payment paid by Australia to us against outstanding invoices and invoices for the future delivery of approximately 3 million doses of COVID-19 Vaccine without requiring additional cash payments. In addition, the amendment provides for certain remedies for Australia, including return of unused credit, cancellation of doses, or termination of the Australia APA, in the event we miss or under deliver doses to Australia or fail to receive regulatory approval of a variant COVID-19 vaccine. Specifically, Australia may cancel doses that are due to be delivered in 2025 if we do not receive regulatory approval for, and deliver, the updated COVID-19 vaccine on or before December 31, 2025, and may terminate the Australia APA, as amended, if we do not receive regulatory approval for, and deliver, the updated COVID-19 vaccine on or before March 31, 2026. The amendment also provides Australia with the right to cancel doses if we fail to timely notify Australia of changes to our commercialization plans. In the event that we do not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 vaccine, up to $92.5 million of deferred revenue may become refundable. As of March 31, 2025, $31.2 million was classified as current Deferred revenue and $102.6 million was classified as non-current Deferred revenue with respect to the Australia APA on our consolidated balance sheet, which will be recognized in product revenue as doses are delivered to Australia. For additional information on the terms of our existing APAs and termination of our prior APAs, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Matters and Capital Resources — Supply Agreements.”

We may fail to obtain regulatory approval for our prototype vaccine and for NVX-CoV2601 or for our other current or future product candidates on a timely basis or to comply with our continuing regulatory obligations if approval is obtained.
In the U.S., we submitted a BLA for our prototype vaccine and NVX-CoV2601, and the U.S. FDA notified us that our BLA was accepted for review with a PDUFA date of April 1, 2025. Subsequent to the PDUFA date, we received formal communication from the U.S. FDA in the form of an information request for a post marketing commitment (“PMC”) to generate additional clinical data which has altered our anticipated approval timeline and may materially alter our anticipated timeline for achievement of development and commercialization milestones. While we have responded to the FDA’s most recent information request with a proposed study design, there is no guarantee that we will not receive further information requests or that there will not be further delay in the U.S. FDA’s approval, which may, among other impacts, jeopardize our ability to file a supplemental application with the U.S. FDA for an updated strain in time for the upcoming 2025-2026 vaccination season. Further, the U.S. FDA may not agree with our proposed study design, or may require that the PMC be designed in a manner that makes the performance of the PMC difficult or costly, and we may never receive approval for prototype vaccine and NVX-CoV2601. Fluctuations in U.S. FDA funding, staffing, resources, priorities, and practices under the current administration, which are outside of our control, may lead to variations and challenges in the review process, timeline and outcomes.

Delays in obtaining regulatory approval, including regulatory decisions impacting labeling, approval or authorization, including the scope of the indicated population, product dosage, manufacturing processes, shelf life, safety and/or other matters, can be extremely costly in terms of lost sales opportunities, loss of any potential marketing advantage of being early to market and increased clinical trial costs. For example, we did not receive emergency use authorization from the U.S. FDA for our XBB Vaccine for the 2023-2024 vaccination season until several weeks after our competitors, and we were unable to accomplish the timely validation of the single-dose vial or pre-filled syringe presentation we had intended to use with our XBB Vaccine in the U.S. for the 2023-2024 vaccination season, which resulted in our use of a five dose vial presentation for 2023-2024 vaccination season, which we believe harmed our financial condition and results of operations.
Further, even after a product is approved and launched, we may remain subject to significant restrictions on the indicated uses or marketing of our product and ongoing requirements for potentially costly post-approval studies. For example, the holder of an approved BLA must monitor and report adverse events and monitor and report any failure of a product to meet the specifications in the BLA, and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. General usage or post-marketing clinical trials may identify safety, efficacy, or other previously unknown problems with the product, or manufacturing issues may emerge. Any of the foregoing may result in regulatory approvals being suspended, limited to narrow the scope of the approval, or revoked, which may otherwise prevent intended commercialization which in turn, would harm our financial condition and results of operations.
In addition, certain of our APAs and supply agreements may be terminated by the counterparty if we do not timely achieve requisite regulatory approval for our COVID-19 Vaccine in the relevant jurisdictions under such agreements, which may harm our financial condition and results of operations. See Risk Factor entitled “—Our existing collaboration, funding and supply agreements or our advance purchase agreements do not assure success of our vaccine candidates or vaccines or that we will be able to fully fund our vaccine candidates or vaccines or our company operations, and if we are unable to satisfy the performance obligations under such agreements, we may not be eligible to receive milestone payments under such agreements, the agreements may be terminated, the purchase commitments may be reduced or we may be required to refund advanced payments, which may have a material adverse effect on our liquidity and financial condition.” The speed with which we begin and complete the preclinical studies necessary to begin clinical trials, the clinical trials themselves and our applications for marketing approval will depend on several factors, including the following:
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

•the availability of skilled and experienced staff to conduct and monitor clinical trials and to prepare the appropriate regulatory applications; and

•changes in the policies of regulatory authorities for drug or vaccine development and approval during the period of product development, including, but not limited to, as a result of the change in presidential administration and leadership of the Department of Health and Human Services in January 2025.

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

Item 5.    Other Information
During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

3.5*	Non-Employee Director Compensation Policy

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three-month periods ended March 31, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2025 and 2024, (iii) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit for the three-month periods ended March 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________
*Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: May 8, 2025	By:	/s/ John C. Jacobs
John C. Jacobs President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)