Form 10-Q
period 2025-06-30
NOVAVAX INC
filed 2025-08-06
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 162,421,645 as of July 31, 2025.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024	2
	Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	3
	Unaudited Consolidated Statements of Changes in Stockholders Equity (Deficit) for the three and six months ended June 30, 2025 and 2024	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	47
PART II. OTHER INFORMATION		47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	49
Item 5	Other Information	54
Item 6.	Exhibits	55
SIGNATURES		56

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product sales	$10,724	$22,588	$632,402	$112,424
Licensing, royalties, and other	228,516	392,896	273,493	396,915
Total revenue	239,240	415,484	905,895	509,339

Expenses:
Cost of sales	15,325	46,242	29,439	105,451
Research and development	79,233	106,946	168,170	199,625
Selling, general, and administrative	43,612	101,298	91,702	188,096
Total expenses	138,170	254,486	289,311	493,172
Income from operations	101,070	160,998	616,584	16,167
Other income (expense):
Interest expense	(5,518)	(4,143)	(11,241)	(8,254)
Other income, net	11,902	7,731	21,957	11,385
Income before income tax expense	107,454	164,586	627,300	19,298
Income tax expense	946	2,205	2,146	4,467
Net income	$106,508	$162,381	$625,154	$14,831

Net income per share:
Basic	$0.66	$1.09	$3.87	$0.10
Diluted	$0.62	$0.99	$3.55	$0.10
Weighted average number of common shares outstanding:
Basic	162,019	148,379	161,536	144,147
Diluted	177,215	165,855	177,410	145,121
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$106,508	$162,381	$625,154	$14,831
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities	(139)	(150)	450	(150)
Foreign currency translation adjustment	(1,927)	467	21,651	(13,080)
Other comprehensive income (loss)	(2,066)	317	22,101	(13,230)
Comprehensive income	$104,442	$162,698	$647,255	$1,601
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$253,744	$530,230
Marketable securities	358,560	392,888
Restricted cash	10,749	10,626
Accounts receivable	226,396	108,285
Inventory	10,240	8,749
Prepaid expenses and other current assets	59,823	78,164
Total current assets	919,512	1,128,942
Property and equipment, net	129,643	138,413
Right of use asset, net	153,044	161,585
Goodwill	112,958	107,478
Other non-current assets	21,392	24,000
Total assets	$1,336,549	$1,560,418
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$50,595	$41,579
Accrued expenses	86,697	211,165
Deferred revenue	113,763	675,067
Current portion of finance lease liabilities	5,552	7,009
Other current liabilities	132,531	219,596
Total current liabilities	389,138	1,154,416
Deferred revenue	399,263	446,819
Convertible notes payable	170,568	169,684
Non-current finance lease liabilities	52,370	53,726
Other non-current liabilities	287,585	359,614
Total liabilities	1,298,924	2,184,259

Commitments and contingencies (Note 15)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—

Stockholders' equity (deficit):
Common stock, $0.01 par value, 600,000,000 shares authorized at June 30, 2025 and December 31, 2024; 164,475,337 shares issued and 162,155,109 shares outstanding at June 30, 2025 and 161,942,677 shares issued and 160,421,136 shares outstanding at December 31, 2024	1,645	1,619
Additional paid-in capital	4,522,193	4,501,403
Accumulated deficit	(4,383,296)	(5,008,450)
Treasury stock, cost basis, 2,320,228 shares at June 30, 2025 and 1,521,541 shares at December 31, 2024	(102,459)	(95,854)
Accumulated other comprehensive income (loss)	(458)	(22,559)
Total stockholders’ equity (deficit)	37,625	(623,841)
Total liabilities and stockholders’ equity (deficit)	$1,336,549	$1,560,418
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Three and Six Months Ended June 30, 2025 and 2024
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at March 31, 2025	164,206,386	$1,642	$4,512,849	$(4,489,804)	$(101,938)	$1,608	$(75,643)
Stock-based compensation	—	—	9,214	—	—	—	9,214
Stock issued under incentive programs	268,951	3	130	—	(521)	—	(388)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	(139)	(139)
Foreign currency translation adjustment	—	—	—	—	—	(1,927)	(1,927)
Net income	—	—	—	106,508	—	—	106,508
Balance at June 30, 2025	164,475,337	$1,645	$4,522,193	$(4,383,296)	$(102,459)	$(458)	$37,625

Balance at March 31, 2024	141,700,972	$1,417	$4,204,775	$(4,968,501)	$(93,950)	$(10,825)	$(867,084)
Stock-based compensation	—	—	14,099	—	—	—	14,099
Stock issued under incentive programs	472,751	5	2,656	—	(489)	—	2,172
Issuance of common stock, net of issuance costs of $3,830	19,093,397	191	256,218	—	—	—	256,409
Unrealized loss on marketable securities	—	—	—	—	—	(150)	(150)
Foreign currency translation adjustment	—	—		—	—	467	467
Net income	—	—	—	162,381	—	—	162,381
Balance at June 30, 2024	161,267,120	$1,613	$4,477,748	$(4,806,120)	$(94,439)	$(10,508)	$(431,706)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2024	161,942,677	$1,619	$4,501,403	$(5,008,450)	$(95,854)	$(22,559)	$(623,841)
Stock-based compensation	—	—	19,499	—	—	—	19,499
Stock issued under incentive programs	2,532,660	26	1,291	—	(6,605)	—	(5,288)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	450	450
Foreign currency translation adjustment	—	—	—	—	—	21,651	21,651
Net income	—	—	—	625,154	—	—	625,154
Balance at June 30, 2025	164,475,337	$1,645	$4,522,193	$(4,383,296)	$(102,459)	$(458)	$37,625

Balance at December 31, 2023	140,506,093	$1,405	$4,192,164	$(4,820,951)	$(92,267)	$2,722	$(716,927)
Stock-based compensation	—	—	25,655	—	—	—	25,655
Stock issued under incentive programs	1,667,630	17	3,711	—	(2,172)	—	1,556
Issuance of common stock, net of issuance costs of $3,830	19,093,397	191	256,218	—	—	—	256,409
Unrealized loss on marketable securities	—	—	—	—	—	(150)	(150)
Foreign currency translation adjustment	—	—	—	—	—	(13,080)	(13,080)
Net income	—	—	—	14,831	—	—	14,831
Balance at June 30, 2024	161,267,120	$1,613	$4,477,748	$(4,806,120)	$(94,439)	$(10,508)	$(431,706)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net income	$625,154	$14,831
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	15,903	23,279
Non-cash stock-based compensation	19,499	25,655
Provision for excess and obsolete inventory	1,379	18,472
Impairment of long-lived assets	349	1,669
Other items, net	4,682	(2,687)
Changes in operating assets and liabilities:
Inventory	(1,635)	14,176
Accounts receivable, prepaid expenses, and other assets	(94,947)	390,766
Accounts payable, accrued expenses, and other liabilities	(274,488)	(366,484)
Deferred revenue	(608,860)	111,037
Net cash provided by (used in) operating activities	(312,964)	230,714

Investing Activities:
Capital expenditures	(1,467)	(9,753)
Purchases of available-for-sale marketable securities	(114,724)	(369,582)
Proceeds from maturities of available-for-sale marketable securities	154,625	—
Internal-use software	(655)	(622)
Net cash provided by (used in) investing activities	37,779	(379,957)

Financing Activities:
Net proceeds from sales of common stock	—	263,272
Net proceeds from the exercise of stock-based awards	(5,288)	1,556
Finance lease payments	(2,813)	(726)
Net cash provided by (used in) financing activities	(8,101)	264,102
Effect of exchange rate on cash, cash equivalents, and restricted cash	6,976	(3,111)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(276,310)	111,748
Cash, cash equivalents, and restricted cash at beginning of period	545,292	583,810
Cash, cash equivalents, and restricted cash at end of period	$268,982	$695,558

Supplemental disclosure of non-cash activities:
Right-of-use asset leases, net of tenant improvement allowance on facility leases	$—	$(8,289)
Capital expenditures included in accounts payable and accrued expenses	$81	$2,137

Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$9,806	$7,180
Cash paid for income taxes, net of refunds	$4,922	$(649)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The Company’s corporate growth strategy seeks to expand access to its proven technology platform by advancing research and development (“R&D”) innovation and organically growing our portfolio and strengthening existing partnerships while working actively to forge new collaborations. The Company’s three strategic priorities are: focusing on its partnership with Sanofi Pasteur Inc. ("Sanofi”) announced in May 2024, enhancing existing partnerships and leveraging its technology platform and pipeline to forge additional partnerships, and advancing its proven technology platform and early-stage pipeline. The Company’s corporate growth strategy is supported by a lean and focused operating model.

Novavax’s prototype COVID-19 vaccine (“NVX-CoV2373,” or “prototype vaccine”), the Company’s XBB COVID-19 vaccine (“NVX-CoV2601”), and the Company’s Nuvaxovid™ JN.1 COVID-19 vaccine (“NVX-CoV2705” or “updated vaccine”) are collectively referred to as the Company’s “COVID-19 Vaccine.” Local regulatory authorities have also specified nomenclature for the labeling of NVX-CoV2373, NVX-CoV2601, and NVX-CoV2705 within their territories. The Company’s partner, Serum Institute of India Pvt. Ltd. (“SII”), markets Novavax’s COVID-19 Vaccine as “Covovax™.”

Currently, the Company significantly depends on its supply agreement with SII and its subsidiary, Serum Life Sciences Limited (“SLS” and together with SII, “Serum”), for co-formulation, filling, and finishing.

Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
The accompanying unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The aggregate foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency were $4.7 million gain and $1.6 million loss, and a $1.9 million and $0.2 million loss for the three and six months ended June 30, 2025 and 2024, respectively, which are reflected in Other income (expense), net.
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

The Company reclassified $2.7 million and $10.2 million of revenue previously reported as License, royalties, and other revenue to Product sales revenue for the three and six months ended June 30, 2024 related to adjuvant supply sales and other supply sales. This presentation aligns with the Company’s enhanced focus on supply sales to partners.
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
As of June 30, 2025, the Company had $253.7 million in cash and cash equivalents, $358.6 million in marketable securities, and working capital of $530.4 million. During the six months ended June 30, 2025, the Company recognized net income of $625.2 million and had net cash flows used in operating activities of $313.0 million.
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated its ability to continue as a going concern within one year after the date that the accompanying unaudited consolidated financial statements are issued. Based on the Company’s current cash, cash equivalents, and marketable securities balances and the Company's current cash flow forecast for the one-year going concern look forward period, the Company has concluded that it expects to have sufficient capital available to fund its operations for the one-year period from the date that these financial statements are issued.
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
Recent Accounting Pronouncements
Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The ASU includes enhanced disclosure requirements, which mandate transparency in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) An Amendment of the FASB Accounting Standards Codification (“ASC”), Clarifying the Effective Date, which clarifies that public business entities are required to adopt the ASU 2024-03 guidance in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this pronouncement on the Company’s consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC's regulations. The effective date for each amendment in the ASU is the effective date that the SEC removes the disclosure requirement from its regulations. The Company is currently evaluating ASU 2023-06; however, as the ASU codifies SEC regulations, the Company does not anticipate that its implementation will have a material effect on the Company's consolidated financial statements and disclosures.
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
Note 3 – Marketable Securities
Marketable securities were classified as available-for-sale as of June 30, 2025 and December 31, 2024, comprised of (in thousands):

	June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Treasury securities	$184,650	$489	$—	$185,139	$184,438	$116	$—	$184,554
Corporate debt securities	173,420	1	—	173,421	208,410	—	(76)	208,334
Total marketable securities	$358,070	$490	$—	$358,560	$392,848	$116	$(76)	$392,888

As of June 30, 2025, investments in marketable securities were comprised of $185.1 million of treasury securities, of which 23.0 million mature in 2025 and $162.1 million mature in 2026, and $173.4 million of corporate debt securities, of which $160.2 million mature in 2025 and $13.2 million mature in 2026. As of December 31, 2024, investments in marketable securities comprised of $184.6 million of treasury securities, of which $23.0 million mature in 2025 and $161.5 million mature in 2026, and $208.3 million of corporate debt securities, of which $195.2 million mature in 2025 and $13.1 million mature in 2026. Marketable securities are classified as Current assets in the Consolidated balance sheet of the Company as of June 30, 2025 and December 31, 2024. During the three and six months ended June 30, 2025, the Company recognized interest income of $7.0 million and $15.1 million, respectively, from its investments in securities. During the three and six months ended June 30, 2024, the Company recognized interest income of $9.0 million and $15.6 million, respectively, from its investments in securities. This income is included within Other income on the consolidated statements of operations. Based on the Company’s policy under the expected credit loss model, including an assessment of the investment portfolio as of June 30, 2025 and December 31, 2024, the Company concluded that any unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses has not been recorded. As of June 30, 2025, the Company does not have the intent to sell its available-for-sale investments with an unrealized loss position, and it is more likely than not that the Company will not be required to sell these investments before their anticipated recovery of amortized cost bases, which may be at maturity. As of June 30, 2025 and December 31, 2024, the Company held no securities that were in an unrealized loss position for more than 12 months.

Note 4– Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at June 30, 2025			Fair Value at December 31, 2024
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$102,581	$—	$—	$287,393	$—	$—
Government-backed securities(1)	—	130,000	—	—	130,000	—
Treasury securities	—	185,139	—	—	184,554	—
Corporate debt securities(2)	—	173,421	—	—	243,158	—
Total cash equivalents and marketable securities	$102,581	$488,560	$—	$287,393	$557,712	$—
Liabilities
5.00% Convertible notes due 2027	$—	$173,543	$—	$—	$174,386	$—

(1)Classified as cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively, on the consolidated balance sheets.
(2)Includes $34.8 million classified as Cash and cash equivalents as of December 31, 2024 on the consolidated balance sheets.
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
During the six months ended June 30, 2025 and 2024, the Company did not have any transfers between levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.
Note 5 – Revenue
The Company's accounts receivable included $221.1 million and $102.9 million related to amounts that were billed to customers and $5.3 million and $5.4 million related to amounts which had not yet been billed to customers as of June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025 and 2024, changes in the Company’s accounts receivables, allowance for credit losses, and deferred revenue balances were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Accounts receivable:
Six Months Ended June 30, 2025	$115,960	$408,315	$(290,204)	$234,071
Six Months Ended June 30, 2024	304,916	672,326	(937,462)	39,780
Allowance for credit losses(1):
Six Months Ended June 30, 2025	(7,675)	—	—	(7,675)
Six Months Ended June 30, 2024	(7,675)	—	—	(7,675)
Deferred revenue:(2)
Six Months Ended June 30, 2025	1,121,886	—	(608,860)	513,026
Six Months Ended June 30, 2024	863,520	365,150	(28,849)	1,199,821
(1)    There was no allowance for credit losses recorded during the six months ended June 30, 2025 or 2024. To estimate the allowance for credit losses, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.

(2) Deductions from Deferred revenue generally related to the recognition of revenue once performance obligations on a contract with a customer are met. During the six months ended June 30, 2025, deductions include $555.7 million related to the Canada Advanced Purchase Agreement (“APA”) termination, discussed below. During the six months ended June 30, 2024, additions included a $225.0 million reclassification of an upfront payment from Other current liabilities to Deferred revenue related to the settlement with Gavi as discussed below.

As of June 30, 2025, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties and constrained variable consideration, was $0.6 billion, of which $0.5 billion as included in Deferred revenue. Failure to meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations may require the Company to refund portions of upfront and other payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing and our ability to fulfill performance obligations related to APAs will depend on the timing of product manufacturing, receipt of marketing authorizations for its updated COVID-19 Vaccine, delivery of doses based on customer demand, and the ability of the customer to request the Company’s updated vaccine under certain of the Company’s APAs. In the first quarter of 2025, the Company received written notice of a $23.0 million claim related to certain performance obligations under an APA agreement with a customer. The Company believes it has fulfilled the requirements related to this matter and is evaluating the merits of the claim. The timing to fulfill performance obligations related to the Sanofi Collaboration and License Agreement (“Sanofi CLA”) will depend on the timing of delivery of Sanofi Transition Services and Sanofi Technology Transfer services and delivery of doses and other materials based on Sanofi demand.
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
As of June 30, 2025, the remaining amounts included on the Company’s consolidated balance sheet were $225.0 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80.0 million in Other current liabilities, and $225.0 million in Other non-current liabilities. In addition, the Company and Gavi entered into a security agreement pursuant to which Novavax granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6), which will continue for the deferred payment term of the Gavi Settlement Agreement.

Product Sales
During the three months ended June 30, 2025 and 2024, the categories of Product sales were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales
Nuvaxovid sales(1)	$(2,093)	$19,904	$605,931	$102,228
Supply sales(2)	12,817	2,684	26,471	10,196
Total Product sales	$10,724	$22,588	$632,402	$112,424
(1)Nuvaxovid sales are sales of the Company’s COVID-19 Vaccine associated with APAs with governments and commercial markets, where the Company is the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors. During the three months ended June 30, 2025, Nuvaxovid sales include excess gross-to-net deductions primarily due to updates to estimated product returns.
(2)Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and other material sales to the Company’s partners.
As of June 30, 2025 and 2024, changes in the Company’s gross-to-net deductions balances were as follows (in thousands):

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2024	$21,136	$116,697	$137,833
Amounts charged against Product sales(1)	14,393	37,148	51,541
Credits/deductions	(34,921)	(140,546)	(175,467)
Balance as of June 30, 2025	$608	$13,299	$13,907

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2023	$21,072	$84,616	$105,688
Amounts charged against Product sales(1)	15,436	21,302	36,738
Credits/deductions	(35,621)	(51,331)	(86,952)
Balance as of June 30, 2024	$887	$54,587	$55,474
(1)    For the six months ended June 30, 2025 and 2024, amounts charged against Product sales include $2.6 million and $4.0 million of adjustments made to prior period Product sales due primarily to changes in the estimate of product returns.

As of June 30, 2025, $3.9 million of gross-to-net deductions were included in Accrued expenses and $10.0 million were included in Accounts payable on the consolidated balance sheet. As of December 31, 2024, $77.1 million of gross-to-net deductions were included in Accrued expenses, $10.1 million were included Accounts payable, and $50.6 million were included in and reduced Accounts receivable on the consolidated balance sheet.
The Company has an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). As of June 30, 2025, $31.2 million was classified as current Deferred revenue and $102.6 million was classified as non-current Deferred revenue with respect to the Australia APA in the Company’s consolidated balance sheet, which will be recognized in product revenue as doses are delivered to Australia. Australia may cancel doses that are due to be delivered in 2025 if the Company does not receive regulatory approval for, and deliver, the updated COVID-19 Vaccine on or before December 31, 2025, and may terminate the Australian APA, as amended, if the Company does not receive regulatory approval for, and deliver, the updated COVID-19 Vaccine on or before March 31, 2026. Following the withdrawal of the Company’s application for authorization of its updated COVID-19 Vaccine at the request of the Therapeutic Goods Administration (“TGA”), the Company is currently in discussions with the TGA, regarding potential regulatory paths for approval, including the submission of a new application. The Company may seek to further amend the Australian APA in light of this development, which amendment may not be achievable on acceptable terms or at all. In the event that the Company does not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 Vaccine, up to $92.5 million of deferred revenue may become refundable.
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
In March 2025, the Pharmaceutical Management Agency (“Pharmac”), a New Zealand Crown entity, and the Company executed a Deed of Settlement and Release (“New Zealand Settlement Agreement”) of its APA (the “New Zealand APA”). As part of the New Zealand Settlement Agreement, the Company paid Pharmac a refund of previously received upfront payments of $4.0 million. Under the New Zealand Settlement Agreement, the Company has no remaining obligation to Pharmac under the New Zealand APA. Therefore, during the three months ended March 31, 2025, the Company recognized $27.3 million, previously in other current liabilities, as Product sales. As of December 31, 2024, the Company had $31.3 million included in Other current liabilities in the Company’s consolidated balance sheet related to the New Zealand APA.

Licensing, Royalties, and Other
Licensing, royalties, and other includes licensing payments, transition services revenue, and technology transfer revenue from the Sanofi CLA (defined below); royalty milestone payments; and sales-based royalties.
Licensing, royalties, and other by license partner for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Licensing, royalties, and other
Sanofi	$199,412	$392,896	$239,733	$392,896
Takeda	27,212	—	27,212	—
Other partners(1)	1,892	—	6,548	4,019
Total licensing, royalties, and other revenue	$228,516	$392,896	$273,493	$396,915

(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as Serum and SK bioscience, Co., Ltd.

Sanofi licensing, royalties, and other revenue were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sanofi licensing, royalties, and other revenue
Licensing:
Upfront fee	$—	$386,250	$—	$386,250
Milestones	175,000	—	175,000	—
Transition services and technology transfer:
Upfront fee amortization(1)	12,268	4,573	32,180	4,573
Milestones amortization(1)	5,665	2,073	14,808	2,073
Cost reimbursements	6,479	—	17,745	—
Total Sanofi licensing, royalties, and other revenue	$199,412	$392,896	$239,733	$392,896
(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to a portion of the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time.
Takeda licensing, royalties, and other revenue were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Takeda licensing, royalties, and other revenue
Licensing:
Upfront fee(1)	$18,500	$—	$18,500	$—
Milestones	3,434	—	3,434	$—
Royalties	5,000	—	5,000	$—
Support services	278	—	278	—
Tota Total Takeda licensing, royalties, and other revenue	$27,212	$—	$27,212	$—
(1)Upfront fee includes $14.5 million of nonrefundable upfront payments associated with the Amended Takeda CLA as defined below and $4.0 million of previously unrecognized consideration from the Original Takeda CLA.

Note 6 – Collaboration, License, and Supply Agreements
As of June 30, 2025, the Company’s material collaborations, license and supply agreements were as follows:
Serum
The Company previously granted SII exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of its prototype vaccine, NVX-CoV2601, its updated vaccine, and its COVID-19-Influenza (“CIC”) vaccine candidate. SII agreed to purchase the Company's Matrix-M adjuvant and the Company granted SII a non-exclusive license to manufacture the antigen drug substance component of the Company’s COVID-19 Vaccine in SII’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. The Company and SII equally split the revenue from SII’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. In May 2024, the Company and SLS entered into a supply agreement (the “SLS Supply Agreement”) under which SLS agreed to supply the Company with antigen drug substance and finished COVID-19 Vaccine doses. The SLS Supply Agreement includes the general terms and conditions of supply orders between the Company and SLS. The Company and SLS execute firm purchase orders, which include specific quantities to be delivered under the SLS Supply Agreement. The Company agreed to supply SLS with all Matrix-M adjuvant needed to manufacture finished COVID-19 Vaccine doses. In August 2022, the Company and SII entered into an influenza license agreement under which the Company granted SII licenses to develop, manufacture, and commercialize certain vaccine products including influenza vaccine products and influenza and coronavirus combination vaccine products (“Flu/CIC”) and is obligated for the purchase of certain raw materials under related agreements with SII. In June 2025, the Company announced results of the initial cohort of its clinical study for its Flu/CIC vaccine candidates with the intent of partnering these programs. In March 2020, the Company entered into an agreement with SII that granted SII a non-exclusive license for the use of Matrix-M adjuvant supplied by the Company to develop, manufacture, and commercialize R21/Matrix-M adjuvant (“SII R21 Agreement”), a malaria vaccine created by the Jenner Institute, University of Oxford (“R21/Matrix-M”). In December 2023, R21/Matrix-M received prequalification by the World Health Organization (“WHO”). Under the SII R21 Agreement, SII purchases the Company's Matrix-M adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
Takeda
On April 29, 2025, the Company entered into a collaboration and exclusive license agreement, as amended (“Amended Takeda CLA”), with Takeda which amended and superseded its collaboration and exclusive license agreement with Takeda, dated February 24, 2021 (“Original Takeda CLA”). The Original Takeda CLA, which granted Takeda an exclusive license to develop, manufacture, and commercialize the COVID-19 Vaccine in Japan, has been amended so that Takeda may develop and commercialize a strain for the COVID-19 Vaccine that is different from the strain that the Company selects for the year, provided such Takeda selected strain must be procured from the Company. Under the Amended Takeda CLA, Takeda will continue to purchase the Company’s Matrix-M™ adjuvant to manufacture doses of finished COVID-19 Vaccine with updated adjuvant forecast and other supply terms.
In connection with the Amended Takeda CLA, on April 29, 2025, the Company entered into a release agreement with Takeda under which the Company released Takeda and Takeda released the Company from all claims that were asserted or could have been asserted by either party against the other party that related to the Original Takeda CLA and the activities thereunder.
The Company has determined that the Amended Takeda CLA represents a new contract under ASC 606 - Revenue from Contracts with Customers (“ASC 606”) with the following performance obligations: the (i) delivery of an updated license to develop, manufacture, and commercialize the Company’s COVID-19 Vaccine in Japan, including the ability for Takeda to develop and commercialize a strain for the COVID-19 Vaccine that is different from the strain that the Company selects for the year (“Updated Takeda License”), and (ii) annual support services for Takeda’s regulatory and commercialization activities (“Takeda Support Services”). The Company will recognize revenue on optional purchases of Matrix-M adjuvant upon delivery to Takeda.
The Updated Takeda License performance obligation is considered functional intellectual property and distinct from other promises under the contract as Takeda can benefit from the license on its own or together with other readily available resources. The Takeda Support Services provide a distinct benefit to Takeda within the context of the contract, separate from the license, as the services could be provided by Takeda or another third party without the Company’s assistance.

The Company determined the initial transaction price at inception of the Amended Takeda CLA to be $27.5 million, consisting of (i) $19.5 million of the non-refundable upfront payment and royalties, (ii) $4.0 million of non-cancelable annual support payments within the 18-month notice period for contract termination, and (iii) $4.0 million of previously unrecognized consideration from the Original Takeda CLA. The transaction price excludes annual milestone payments and annual support payments that are not due in the event that the Amended Takeda CLA is terminated by Takeda after the 18-month notice period. Sales-based royalties and annual milestones relate to the Updated Takeda License performance obligation for which the Company will recognize revenue in the period that sales are made or annual milestones are achieved pursuant to the sales-based royalty exception under ASC 606. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur. The Company allocated $26.9 million of fixed consideration to the Updated Takeda License performance obligations and $0.6 million to Takeda Support Services.
The Company recognized revenue of $26.9 million related to the Updated Takeda License on the transfer of the rights and control of the license to Takeda during the three and six months ended June 30, 2025. The Takeda Support Services are recognized in revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Takeda Support Services for the three and six months ended June 30, 2025 was $0.3 million.
Under the Amended Takeda CLA, the Company received a non-refundable upfront payment of $19.5 million of which $5.0 million is creditable against royalties owed by Takeda for its fiscal year 2024. In addition, on an annual basis, the Company will receive $2.0 million to compensate it for services provided by the Company under the Amended Takeda CLA, and the Company will receive an additional $8.0 million annual milestone payment, of which $5.0 million is creditable against royalties owed by Takeda in its fiscal year 2025 or thereafter, if Takeda receives marketing approval of the COVID-19 Vaccine in that year or such approval is not necessary for such year. The parties have also updated the financial terms to replace the share of operating profits and, instead, provide the Company with a tiered royalty as a percentage of Takeda’s, its affiliates’ and sublicensees’ total net sales in the mid to high-teen percentages (subject to certain capped royalty reductions), commencing on April 1, 2024 and will continue until the latest of (a) twenty years after April 29, 2025, (b) all our know-how licensed under the Amended Takeda CLA has become publicly available through no fault of Takeda, and (c) the expiration of the last valid claim in the intellectual property rights licensed by the Company to Takeda under the Amended Takeda CLA covering COVID-19 Vaccine in Japan.
Sanofi
In May 2024, Novavax entered into the Sanofi CLA, to co-commercialize the Company’s COVID-19 Vaccine, including future updated versions that address seasonal COVID-19 variants. Under the terms of the agreement, the Company will continue to commercialize its updated COVID-19 Vaccine through the end of the 2024-2025 vaccination season. Beginning in 2025 and continuing during the term of the Sanofi CLA, the Company and Sanofi will commercialize the COVID-19 Vaccine worldwide in accordance with a commercialization plan agreed by the parties, under which Novavax will continue to supply certain of its existing APA customers and strategic partners, including Takeda and SII. Upon completion of the existing APAs, the Company and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction. Additionally, Sanofi has the right to develop novel influenza-COVID-19 combination vaccines utilizing Novavax’s COVID-19 Vaccine and Sanofi’s seasonal influenza vaccine, combination products containing Novavax’s COVID-19 Vaccine and one or more non-influenza vaccines, and multiple new vaccines utilizing Novavax’s Matrix-M adjuvant. The Company is also responsible for performing services related to the technology transfer of its manufacturing process for the COVID-19 Vaccine products and Matrix-M components to Sanofi. Until the successful completion of such transfer, the Company will supply Sanofi with both COVID-19 Vaccine products and Matrix-M intermediary components for Sanofi’s use and is eligible for reimbursement of such costs from Sanofi. In addition, the Company is responsible for certain research and development and medical affairs services related to the COVID-19 Vaccine.
Pursuant to the Sanofi CLA, the Company is eligible to receive development, technology transfer, launch, and sales milestone payments totaling up to $700 million in the aggregate with respect to the COVID-19 Vaccine products, of which $475 million remains outstanding, and royalty payments on Sanofi’s sales of such licensed products. The remaining milestone payments are comprised of $25.0 million upon the transfer of such approval to Sanofi, $25.0 million upon the transfer of European Medicines Agency (“EMA”), approval of a COVID-19 Vaccine product in a pre-filled syringe to Sanofi, $75.0 million upon the completion of the technology transfer of the Company’s manufacturing process for the COVID-19 Vaccine products to Sanofi, $125.0 million upon achievement of certain CIC Product-related development milestones, and $225.0 million in CIC Product-related launch milestones. The Company achieved the $50.0 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024, which was received from Sanofi during the first quarter of 2025.

In May 2025, the U.S. Food and Drug Administration (“U.S. FDA”) approved the Biologics License Application (“BLA”) for the Company’s COVID-19 Vaccine product in a pre-filled syringe. The BLA approval triggered a $175.0 million milestone payment under the Sanofi CLA, which was recognized in Licensing, royalties, and other revenue for the three month period ended June 30, 2025 and is included in Accounts receivable as of June 30, 2025 on the accompanying unaudited balance sheet.
The Company is also eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products. In addition, a portion of the technology transfer costs and R&D costs incurred by the Company will be reimbursed by Sanofi in accordance with agreed upon plans and budgets.
The Sanofi Transition Services and Sanofi Technology Transfer are recognized in revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Sanofi Transition Services and Sanofi Technology Transfer for three and six month period ended June 30, 2025 was $24.4 million and $64.7 million, respectively. Revenue recognized related to Sanofi Transition Services and Sanofi Technology Transfer for three and six month period ended June 30, 2024 was $6.6 million. The Company’s consolidated balance sheet as of June 30, 2025 includes a deferred revenue balance of $42.7 million ($32.0 million included in Deferred revenue, current portion and $10.7 million included in Deferred revenue, non-current portion) related to Sanofi Transition Services and Sanofi Technology Transfer. The Company recognized cumulative catch-up adjustments, which resulted in a decrease to revenue of $1.5 million and an increase to revenue of $8.7 million during three and six months ended June 30, 2025, respectively. These adjustments resulted from a change in total expected costs and changes to estimates of variable consideration for Sanofi Transition Services and Sanofi Technology Transfer. Lower expected costs for Sanofi Transition Services and therefore lower estimates of reimbursements for costs included in estimates of variable consideration were driven by cost reduction efforts described in Note 16.
The Company recognized an asset for $35.0 million of direct costs incurred to obtain the Sanofi CLA. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods and services in the Sanofi CLA. The Company recognized $0.9 million and $1.8 million of amortization expense related to the asset in Selling, general, and administrative expense for the three and six months ended June 30, 2025, respectively. The Company recognized $27.1 million of amortization expense related to the asset in Selling, general, and administrative expense in the second quarter of 2024.

Note 7 – Earnings per Share
Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income, basic	$106,508	$162,381	$625,154	$14,831
Interest on convertible notes	2,634	2,608	5,268	—
Net income, dilutive	109,142	164,989	630,422	14,831
Denominator:
Weighted average number of common shares outstanding, basic	162,019	148,379	161,536	144,147
Effect of dilutive securities	15,196	17,476	15,874	974
Weighted average number of common shares outstanding, dilutive	177,215	165,855	177,410	145,121
Net income per share:
Basic	$0.66	$1.09	$3.87	$0.10
Diluted	$0.62	$0.99	$3.55	$0.10

Anti-dilutive securities excluded from calculations of diluted net income per share	8,065	4,544	7,210	21,654
Note 8 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sums to the total of such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$253,744	$530,230
Restricted cash, current	10,749	10,626
Restricted cash, non-current(1)	4,489	4,436
Cash, cash equivalents, and restricted cash	$268,982	$545,292
(1)Classified as Other non-current assets as of June 30, 2025 and December 31, 2024, on the consolidated balance sheets.
Note 9 – Inventory
Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$2,294	$2,087
Semi-finished goods	7,946	4,899
Finished goods	—	1,763
Total inventory	$10,240	$8,749
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments, offset by recoveries of such commitments, are recorded as a component of cost of sales in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2025, inventory write-downs were $1.1 million and $1.4 million, respectively, and there were no losses on firm purchase commitments. For the three and six months ended June 30, 2024, inventory write-downs were $9.7 million and $18.5 million, respectively, and losses on firm purchase commitments were $1.7 million.
Note 10 – Goodwill
The Company has one reporting unit. No goodwill impairment was identified for the period ended June 30, 2025. The Company had a negative carrying value as of December 31, 2024. The change in the carrying amounts of goodwill for the six months ended June 30, 2025 was as follows (in thousands):

Amount
Balance at December 31, 2024	$107,478
Currency translation adjustments	5,480
Balance at June 30, 2025	$112,958
Note 11 – Long-Term Debt
Total convertible notes payable consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
5.00% Convertible notes due 2027	$175,250	$175,250
Unamortized debt issuance costs	(4,682)	(5,566)
Total convertible notes payable	$170,568	$169,684
    As of June 30, 2025 and December 31, 2024, the effective interest rate of the 2027 Convertible notes is 6.2%.
The interest expense incurred in connection with the convertible notes payable consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Coupon interest	$2,192	$2,192	$4,384	$4,384
Amortization of debt issuance costs	442	416	884	832
Total interest expense on convertible notes payable	$2,634	$2,608	$5,268	$5,216
Note 12 – Stockholders’ Deficit
In August 2023, the Company entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated its then-existing At Market Issuance Sales agreement entered in June 2021. During the three and six months ended June 30, 2025, no sales were recorded under the August 2023 Sales Agreement. During the three and six months ended June 30, 2024, the Company sold 12.2 million shares of its common stock resulting in net proceeds of approximately $188 million, under the August 2023 Sales Agreement. As of June 30, 2025, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
In May 2024, the Company also entered into the Subscription Agreement, pursuant to which the Company sold and issued to Sanofi, in a private placement, 6,880,481 shares of the Company’s common stock, par value $0.01 per share, at a price of $10.00 per share for aggregate gross proceeds to the Company of $68.8 million.
Note 13 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the grant of share-based awards to individuals who were not previously employees, or following a bona fide period of non-

employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grants under the 2023 Inducement Plan. As of June 30, 2025, there were 0.1 million shares available for issuance under the 2023 Inducement Plan.
The Amended and Restated 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 27.5 million shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on April 19, 2034. As of June 30, 2025, there were 6.2 million shares available for issuance under the 2015 Plan.
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
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$382	$1,104	$907	$1,698
Research and development	3,501	6,177	7,790	11,682
Selling, general, and administrative	5,331	6,818	10,802	12,275
Total stock-based compensation expense	$9,214	$14,099	$19,499	$25,655
During the three and six months ended June 30, 2025 and 2024 there were no stock-based compensation expense capitalized into inventory.
As of June 30, 2025, there was approximately $61 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the Company’s Employee Stock Purchase Plan (“ESPP”). This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately one year and will be allocated between cost of sales, R&D, and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on June 30, 2025. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the six months ended June 30, 2025 and 2024 was approximately $18 million and $8 million, respectively.

Stock Options and Stock Appreciation Rights
The following is a summary of stock options activity under the 2023 Inducement Plan and 2015 Plan for the six months ended June 30, 2025:

	2023 Inducement Plan		2015 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	486,950	$10.45	3,496,052	$32.75
Granted	—	—	2,458,551	7.74
Exercised	—	—	(25,471)	6.48
Canceled	—	—	(521,034)	51.79
Outstanding at June 30, 2025	486,950	$10.45	5,408,098	$19.67
Shares exercisable at June 30, 2025	241,911	$10.79	2,209,663	$35.81
The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average Black-Scholes fair value of stock options granted	$5.65	$14.13	$5.60	$5.86
Risk-free interest rate	3.7%-4.1%	4.3%	3.7%-4.1%	4.3%
Dividend yield	—%	—%	—%	—%
Volatility	98.1%-121.7%	121.8%	98.1%-121.7%	114.3%-121.8%
Expected term (in years)	3.8-6.5	6.3	3.8-6.5	3.9-6.3
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan and 2015 Plan as of June 30, 2025 was $0.8 million and 8.0 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan and 2015 Plan as of June 30, 2025 was $0.4 million and 6.1 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the six months ended June 30, 2025:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2024	285,429	$10.42	5,558,642	$8.27
Granted	—	—	3,689,830	7.81
Vested	(102,796)	10.96	(2,081,665)	10.71
Forfeited	—	—	(677,308)	7.80
Outstanding and unvested at June 30, 2025	182,633	$10.11	6,489,499	$7.28

Employee Stock Purchase Plan
The ESPP was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 2.3 million shares of common stock to be purchased, and the aggregate number of shares will continue to increase 5% on January 1 of each year up to a maximum of 3.5 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of June 30, 2025, there were 0.8 million shares available for issuance under the ESPP.
Note 14 – Income Taxes
The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of objective evidence evaluated by the Company were the cumulative loss incurred over the three-year period ended June 30, 2025 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of June 30, 2025, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income.
During the three months ended June 30, 2025 and 2024, the Company recognized $0.9 million and $2.2 million of federal, state, and foreign income tax expense and foreign withholding tax expense, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized $2.1 million and $4.5 million of federal, state, and foreign income tax expense, respectively.
On July 4, 2025, President Trump signed into federal law H.R. 1 – One Big Beautiful Bill Act (the “Act”). Included in the Act are several corporate federal income tax considerations that will be relevant to the Company, specifically with respect to tax depreciation for specified fixed asset additions, capitalization of R&D costs, the deductibility of interest expense and certain federal tax rules with respect to the taxation of international operations. There is no impact of the Act considered in the calculation of the total income tax expense recorded for the three and six months ended June 30, 2025 given the enactment of the Act occurred after the end of the period. The Company is currently evaluating the financial statement impact of the Act.
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

On December 7, 2022, the Acosta Action was filed. On February 6, 2023, defendants accepted service of the complaint and summons in the Acosta Action. On March 9, 2023, the court entered an order granting the parties’ request to stay the Acosta Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. On October 13, 2023, the parties filed, and the Delaware Court entered, a stipulated order providing that (i) if the Delaware Court declines to lift the stay in the Mesa Action, the Acosta Action will also remain stayed, and (ii) if the Delaware Court lifts the stay in the Mesa Action, the stay in the Acosta Action will also be lifted. On April 28, 2025, the parties filed a joint status report with the Delaware Court in which they indicated that plaintiffs intend to dismiss the Mesa Action and Acosta Action in light of the Derivative Settlement. On May 2, 2025, and July 9, 2025, the Delaware Court granted the stipulated order of voluntary dismissal of the Mesa Action and the Acosta Action respectively, and both were dismissed with prejudice.

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
Note 16 – Restructuring
During the three and six months ended June 30, 2025, the Company continued its global restructuring and cost reduction efforts that were initially announced in May 2023 (the 2023 plan combined with subsequent period efforts is referred to as the “Restructuring Plan.”). As of June 30, 2025, the Company is in the process of reviewing its real estate portfolio, including its leased headquarters in Gaithersburg, Maryland, to optimize its footprint, reduce costs, and align its physical spaces with business needs as part of an effort to improve operational efficiency and enhance long-term financial performance. Changes in the planned usage of the Company’s facilities could potentially impact the recoverability of the underlying right of use assets and leasehold improvements. While no triggering events have occurred as of June 30, 2025, the Company continues to evaluate options and will perform impairment tests if such indicators arise in future periods. As of June 30, 2025, the Company’s net investment in assets related to its corporate headquarters’ leased laboratory and office space located in Gaithersburg, Maryland was approximately $111 million, comprised of approximately $131 million of right of use assets, approximately $32 million of leasehold improvements net of a finance lease obligation of approximately $52 million.
The restructuring charge recorded by the Company consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Severance and employee benefit costs	$4,218	$1,119	$4,723	$5,520
Impairment of assets	348	—	348	1,669
Total Restructuring charge (1)	$4,566	$1,119	$5,071	$7,189
(1)    Restructuring charges of $1.6 million and $3.0 million are included in Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the three months ended June 30, 2025. Restructuring charges of $1.6 million and $3.5 million are included in Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the six months ended June 30, 2025. Restructuring charges of $0.5 million, $0.3 million and $0.3 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the three months ended June 30, 2024. Restructuring charges of $0.5 million, $1.9 million and $4.8 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the six months ended June 30, 2024.
Severance and employee benefit costs
Employees affected by reductions in force under the Restructuring Plan are entitled to receive severance payments and certain termination benefits. The Company recorded a severance and termination benefit cost in full for employees who were notified of their termination during the six months ended June 30, 2025 and had no requirements for future service as of the end of the period. The Company paid a total of $5.2 million for the severance and employee benefit costs during the six months ended June 30, 2025 and the remaining liability of $2.6 million is included in Accrued expenses in the Company’s consolidated balance sheet as of June 30, 2025. The Company had $3.1 million of remaining liability for the severance and employee benefit costs included in Accrued expenses in its consolidated balance sheet as of December 31, 2024.
Impairment of assets
In connection with the Restructuring Plan, the Company evaluated its long-lived assets for impairment including certain leased laboratory and office spaces located in Gaithersburg, Maryland. The Company performed an impairment evaluation for the applicable long-lived assets, which is subject to judgment and actual results may vary from the estimates, resulting in potential future adjustments to amounts recorded. During the three and six months ended June 30, 2025, the Company recorded an impairment charge of $0.3 million, related to the impairment of right of use asset for a facility lease. During six months ended June 30, 2024, the Company recorded an impairment charge of $1.7 million related to the impairment of capitalized internal-use software.
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
The table below summarizes the significant expense categories regularly reviewed by the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$239,240	$415,484	$905,895	$509,339
Cost of sales	15,325	46,242	29,439	105,451
Research and development expenses:
Direct coronavirus vaccines(1)	20,194	40,812	46,722	65,962
Direct other vaccine development programs(1)	842	400	2,720	736
Employee and benefit expenses	36,149	42,415	76,060	85,873
Facility and other research and development expenses(2)	22,048	23,319	42,668	47,054
Selling, general, and administrative expense	43,612	101,298	91,702	188,096
Other segment income (expense)(3)	5,438	1,383	8,570	(1,336)
Net income	$106,508	$162,381	$625,154	$14,831
(1)    Direct research and development expenses are comprised primarily of costs paid to third parties for clinical and product development activities. Direct coronavirus vaccines expenses include costs associated with the Phase 3 trial for the Company’s CIC and stand-alone influenza vaccine candidates.
(2)    Facility and other research and development expenses consist of indirect costs incurred in support of overall research and development activities and non-specific programs, such as overhead costs, information technology and facility-based expenses not allocated to a specific program.
(3)     Other segment income (expense) includes interest expense, income tax expense, and other income.

Total revenue by the Company’s customer’s or collaboration partner’s geographic location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$198,183	$394,504	$237,593	$388,073
Canada	—	—	575,670	—
Europe	3,627	705	11,712	91,121
Rest of the world	37,430	20,275	80,920	30,145
Total revenue	$239,240	$415,484	$905,895	$509,339
Total long-lived assets of the Company by geographic location were as follows (in thousands):

	June 30, 2025	December 31, 2024
United States	$278,921	$295,879
Europe	3,766	4,119
Total long-lived assets	$282,687	$299,998

Note 18 – Subsequent Events
On July 10, 2025, the Company entered into a letter agreement with Sanofi (“Letter Agreement”) to address the funding and execution of the postmarketing commitment (“PMC”) to conduct a Phase 4 prospective, randomized, double-blinded, placebo-controlled efficacy and safety trial in individuals aged 50 through 64 without high-risk conditions for severe COVID-19 requested as part of the FDA’s BLA approval. The Letter Agreement establishes that the Company will be responsible for conducting the PMC study and details the level of financial support to be provided by Sanofi for the trial’s costs. Sanofi will reimburse the Company for 70% of the PMC costs, capped at the currently agreed upon cost estimates. The Company will recognize cost reimbursements from Sanofi related to the PMC in licensing, royalties, and other revenue over time using an input method, consistent with Sanofi Transition Services and Sanofi Technology Transfer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our strategic priorities, our corporate growth strategy, including our early-stage pipeline and research and development (“R&D”) investment strategy and key value drivers; our technology platform; our COVID-19 program (our “COVID-19 Program”) (which currently includes our Nuvaxovid prototype COVID-19 Vaccine ("NVX-CoV2373” or “prototype COVID-19 Vaccine”), our Nuvaxovid COVID-19 vaccine for the 2023-2024 vaccination season (“NVX-CoV2601”) and our Nuvaxovid updated COVID-19 vaccine for the 2024-2025 vaccination season (“NVX-CoV2705” or “updated COVID-19 Vaccine”) collectively, referred to as our (“COVID-19 Vaccine”)); our operating plans and prospects, including our ability to continue as a going concern through one year from the date of our unaudited financial statements for the period ended June 30, 2025 are issued; the implementation and anticipated impact of our global restructuring and cost reduction plan (“Restructuring Plan”), which includes a more focused investment in our COVID-19 Program; our cash flow forecast and projected revenue, including potential royalties and milestones pursuant to our collaboration and license agreement (the “Sanofi CLA”) with Sanofi Pasteur Inc. (“Sanofi”) and our other license agreements; potential market sizes and demand for our products and product candidates; the efficacy, safety, and intended utilization of our products and product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of future and pending regulatory filings and actions; our ability to successfully conduct our postmarketing commitment (“PMC”) study requested by the U.S. Food and Drug Administration (“U.S. FDA”) following the U.S. FDA’s approval of the Biologics License Application ("BLA”) for our COVID-19 Vaccine; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our COVID-19 Vaccine by us and our partners, including our anticipated timing of the U.S. FDA’s approval of our BLA supplement to extend the shelf life of our COVID-19 vaccine; our expectations with respect to the anticipated ongoing development and commercialization or licensure of the COVID-19 Vaccine; our expectations with respect to the anticipated ongoing development of COVID-19 variant strain-containing monovalent or bivalent formulations, including the Phase 2b/3 Hummingbird™ trial, and our COVID-19-Influenza (“CIC”) vaccine candidate and our stand-alone influenza vaccine candidate including partnership efforts for our CIC vaccine candidate and stand-alone influenza vaccine candidate to advance towards a BLA filing and commercialization; efforts to expand the COVID-19 Vaccine label worldwide as a booster, and to various age groups and geographic locations; the expected timing, content, and outcomes of regulatory actions; funding under our advance purchase agreements (“APAs”) and supply agreements and amendments to, termination of, discussion regarding, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; our plans regarding APA amendments; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to successfully and timely obtain and maintain full U.S. FDA licensure or foreign regulatory approvals necessary to manufacture, market, distribute, or deliver our COVID-19 Vaccine; the impact of delays in obtaining regulatory approval, including regulatory decisions impacting labeling, approval or authorization, including the scope of the indicated population, product dosage, manufacturing processes, shelf life, safety, for our product candidates; challenges in conducting the PMC study, our ability to obtain adequate additional funding to maintain our current level of operations and fund the further development of our vaccine candidates; challenges related to our partnership with Sanofi, including collaboration on the PMC, and in pursuing additional partnership opportunities; challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification, assay validation, and stability testing, necessary to satisfy applicable regulatory authorities; challenges or delays in conducting clinical trials or studies for our product candidates; manufacturing, distribution or export delays or challenges; our substantial dependence on Serum Institute of India Pvt. Ltd. (“SII”) and Serum Life Sciences Limited (“SLS” and together with SII, “Serum”) for co-formulation and filling our COVID-19 Vaccine and the impact of any delays or disruptions in their operations; the impact of potential legislative, regulatory, or policy changes under the current presidential administration, including any adverse impact funding for vaccine research and development, reimbursement for vaccines and their administration, vaccine mandates and recommendations, and public perception of vaccine importance; uncertainty with respect to pricing, third-party reimbursement and healthcare reform; uncertainty in the regulatory pathway for our COVID -19 Vaccine; the impact of any new or changes in interpretations of existing trade measures, including tariffs, embargoes, sanctions, import restrictions, and export licensing requirements; difficulty obtaining scarce raw materials and supplies, including for our proprietary adjuvant; resource constraints, including human capital and manufacturing capacity, constraints on our ability to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; our ability to timely deliver doses; challenges in obtaining commercial adoption and market acceptance of our COVID-19 Vaccine or any COVID-19 variant strain containing formulation, or our CIC vaccine candidates, stand-alone influenza vaccine candidates or other candidates; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities including requirements to deliver doses that may require us to refund portions of upfront and other payments previously received or result in reduced future payments pursuant to such agreements; challenges related to the seasonality of vaccinations against COVID-19; challenges related to the demand for vaccinations against COVID-19 or influenza; challenges in identifying and successfully pursuing innovation expansion opportunities; our expectation as to expenses and cash needs may prove not to be correct for reasons such as changes in plans or actual events being different than our assumptions, and other risks and uncertainties identified in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and this Quarterly Report on Form 10-Q, which may be detailed and modified or updated in other documents filed with the SEC from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.

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
Overview
We are a company tackling global health challenges through scientific innovation that seeks to maximize our deep scientific expertise in vaccines and our cutting-edge technology platform. The differentiated platform features our recombinant protein-based nanoparticle technology and unique Matrix-M adjuvant. Our three strategic priorities are: focusing on our partnership with Sanofi announced in May 2024, enhancing existing partnership and leveraging our technology platform and pipeline to forge additional partnerships, and advancing our proven technology platform and early-stage pipeline. Our corporate growth strategy is supported by a lean and focused operating model.

Our technology platform combined with our deep vaccine expertise, is the fuel for innovation and partnerships and we believe it has the potential to create significant value. Our proprietary Matrix-M adjuvant when added to vaccines, has been shown to help induce a strong and long-lasting immune response. Our recombinant protein-based nanoparticle technology has been shown to be highly immunogenetic. Together, we believe that our technology platform can induce potent, durable and broad immune responses, with the potential to be antigen-sparing. Our Matrix-M adjuvant can increase both antibody and cell-mediated immune responses in vaccines and it has demonstrated a favorable tolerability profile in clinical trials. Our technology platform is used in our authorized COVID-19 Vaccine and the R21/Matrix-M adjuvant malaria vaccine.

In May 2024, we entered into a CLA with Sanofi, to co-commercialize our COVID-19 Vaccine, including future updated versions that address seasonal COVID-19 variants. Sanofi has the right to develop novel influenza-COVID-19 combination vaccines utilizing our COVID-19 Vaccine and Sanofi’s seasonal influenza vaccine, combination products containing our COVID-19 Vaccine and one or more non-influenza vaccines, and multiple new vaccines utilizing our Matrix-M adjuvant. In December 2024, Sanofi announced that the U.S. FDA granted Fast Track designation to two Sanofi combination vaccine candidates: the first combination consists of Fluzone High-DoseTM combined with our COVID-19 Vaccine, and the second combination consists of FlublokTM with our COVID-19 Vaccine. Sanofi is evaluating the safety and immunogenicity of both combination vaccine candidates in two separate Phase 1/2 trials. We are eligible to receive royalties and milestones associated with the ongoing sales of our COVID-19 Vaccine and Sanofi’s influenza-COVID-19 combination vaccines and any other combination vaccines Sanofi may develop, as well as ongoing product royalties for vaccines developed with our Matrix-M adjuvant. We discuss this agreement in further detail in Note 6 to our accompanying unaudited consolidated financial statements.

Additionally, we are advancing our pipeline of both late- and early-stage programs with a focus on potentially high-value assets in areas with unmet medical need, compelling scientific rationale and strong commercial opportunity.

Our late-stage programs include a CIC vaccine candidate, as well as a stand-alone influenza vaccine candidate. In June 2025, we reported data from the initial cohort of a Phase 3 trial comparing our CIC vaccine and stand-alone influenza vaccine to our updated COVID-19 Vaccine and a licensed seasonal influenza vaccine comparator in adults aged 65 and older, which showed both vaccine candidates induced robust immune responses across all antigens tested. Both vaccine candidates were well tolerated and saw reactogenicity comparable to authorized comparators. We intend to partner these vaccine candidates to advance further development.

Furthermore, we provide our Matrix-M adjuvant for use in collaborations. These include the R21/Matrix-M adjuvant malaria vaccine, a malaria vaccine developed by our partner, the Jenner Institute, University of Oxford (“R21/Matrix-M adjuvant malaria vaccine”) and manufactured by SII. R21/Matrix-M adjuvant malaria vaccine is authorized in several countries. Additionally, we provide Matrix-M adjuvant for use in various programs in preclinical and clinical stage, as well as preclinical investigations. Examples include, an agreement with the Gates Foundation, two material transfer agreements with leading pharmaceutical companies for exploration of Matrix-M adjuvant used as a potential advancement in their pipeline, and a third material transfer agreement to explore Matrix M in a pre-clinical collaboration in oncology.

We continue to advance our early-stage pipeline. We intend to develop our early-stage pipeline using a disciplined and capital-efficient approach. Our R&D investment strategy seeks to place targeted investments on the programs with the highest potential value, both within infectious disease and beyond, with the intent of partnering these programs at proof of concept. We would consider advancing a program ourselves where data and commercial landscape indicate a unique high-value opportunity. We are pursuing early-stage research in diseases such as, respiratory syncytial virus (“RSV”) combinations, varicella-zoster virus (shingles) and Clostridioides difficile (C. Diff.) colitis. We are actively working to evaluate several RSV combination candidates to progress forward toward an Investigational New Drug (“IND”). We are actively developing an H5N1 avian pandemic influenza vaccine candidate and the toxicology study is underway. We are pursuing funding opportunities to join preparedness options. Additionally, we are evaluating potential expansion beyond infectious diseases, where we believe our technology could augment and improve upon current therapies.

Technology Overview
We believe our recombinant nanoparticle vaccine technology and our proprietary Matrix-M adjuvant are well suited for the development and commercialization of vaccine candidates targeting areas both within and beyond the infectious disease space.

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

Matrix-M Adjuvant®
Our proprietary Matrix-M adjuvant is a key differentiator within our platform. This adjuvant has enabled potent, well tolerated, and durable efficacy by stimulating the entry of antigen presenting cells (“APCs”) into the injection site and enhancing antigen presentation in local lymph nodes. This in turn activates APCs, T-cell and B-cell populations, and plasma cells, which promote the production of high affinity antibodies, an immune boosting response. This potent mechanism of action enables a lower dose of antigen to achieve the desired immune response, thereby contributing to increased vaccine supply and manufacturing capacity. These immune-boosting and dose-sparing capabilities contribute to the adjuvant’s highly unique profile.

We continue to evaluate commercial opportunities for the use of our Matrix-M adjuvant alongside vaccine antigens produced by other manufacturers. Matrix-M adjuvant is being evaluated in combination with several partner-led malaria vaccine candidates, including for R21/Matrix-M adjuvant malaria vaccine. The R21/Matrix-M adjuvant malaria vaccine has been licensed to SII for commercialization. In May 2024, pursuant to the Sanofi CLA, Sanofi received a non-exclusive license to develop and commercialize other vaccine products that include our Matrix-M adjuvant. In September 2024, we signed a Matrix-M adjuvant related agreement with a leading pharmaceutical company to enable exploration of our technology for the potential advancement of their pipeline candidates. In the first quarter of 2025, we signed two additional material transfer agreements to explore the use of Matrix-M adjuvant.

COVID-19 Vaccine Regulatory and Licensure

In May 2025, the U.S. FDA approved the BLA for Nuvaxovid for active immunization to prevent COVID-19 caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) in adults 65 years and older and individuals 12 through 64 years who have at least one underlying condition that puts them at high risk for severe outcomes from COVID-19 (e.g. asthma, cancer, diabetes, obesity, smoking). The BLA approval was based on pivotal Phase 3 clinical trial data that showed Nuvaxovid was safe and effective for the prevention of COVID-19. The BLA approval triggered a $175 million milestone payment under the Sanofi CLA.

Product Pipeline
We are advancing our pipeline of late- and early-stage programs with a focus on potentially high-value assets in areas with unmet medical need, compelling scientific rationale and strong commercial opportunity. Development and advancement of our in-house pipeline leverages our core expertise and our experience in respiratory and infectious diseases and vaccines, and we intend to explore new opportunities with the potential to expand beyond infectious diseases. Our partnered pipeline includes our COVID-19 Vaccine and our Matrix-M adjuvant used in collaboration for development of new and existing vaccines.

Pipeline Overview

Our pipeline encompasses vaccine candidates for infectious diseases. Our COVID-19 Vaccine, partnered with Sanofi, is our most advanced product. In 2025 and continuing during the term of the Sanofi CLA, Sanofi will lead commercialization efforts for our COVID-19 Vaccine. Our COVID-19 Vaccine has received authorizations from the U.S. FDA, the European Commission (“EC”), the World Health Organization (“WHO”) and several other countries for both adult and adolescent populations. Beyond our COVID-19 Vaccine, our late-stage pipeline includes a CIC vaccine candidate, and our stand-alone influenza vaccine candidate.

Additionally, we intend to develop our early-stage pipeline using a disciplined and capital-efficient approach. Our R&D investment strategy seeks to place targeted investments on the programs with the highest potential value, both within infectious disease and beyond, with the intent of partnering these programs at proof of concept. We would consider advancing a program ourselves where data and commercial landscape indicate a unique high-value opportunity. We are actively developing an H5N1 avian pandemic influenza vaccine candidate and pursuing funding opportunities to join preparedness options. We are conducting early-stage research in diseases such as, RSV combinations, shingles and C. Diff. Lastly, we are evaluating potential expansion beyond infectious diseases, where we believe our technology has the potential to augment and improve upon current therapies. In the first quarter of 2025, we entered into a preclinical collaboration with a partner to explore the application and utility of Matrix-M adjuvant with their cancer vaccine candidate.

In addition to our own pipeline, we have several partnership opportunities. For example, our Matrix-M adjuvant is being used for collaboration in R21/Matrix-M adjuvant malaria vaccine.

Under our agreement, we have also provided a sole license to Sanofi for the independent development of a COVID-19 and influenza combination product using our COVID-19 Vaccine in combination with two of Sanofi’s separately marketed influenza vaccines, Fluzone High-Dose and Flublok, to evaluate immunogenicity and safety in Phase 1/2 combination vaccine trials. These two combination vaccine candidates were granted Fast Track designation by the U.S. FDA in December 2024 to prevent influenza and COVID-19 infections in individuals aged 50 and older. Sanofi also has a non-exclusive license to develop and commercialize combination products containing both our COVID-19 Vaccine and one or more non-influenza vaccines, and a non-exclusive license to develop and commercialize other vaccine products selected by Sanofi that include our Matrix-M adjuvant.

Coronavirus Vaccine Clinical Development
We continue to evaluate vaccine safety, immunogenicity, and effectiveness through ongoing clinical trials and collaborative evidence-generating real-world studies.

Phase 3 Strain-Change and Re-vaccination Studies
In October 2024, we initiated and fully enrolled Study 315 to evaluate safety and immunogenicity of a single dose of the JN.1 subvariant vaccine NVX-CoV2705 in previously vaccinated adults. Topline data from this study was submitted to the U.S. FDA in February 2025 and showed that our JN.1 vaccine induced robust cross-reactive neutralizing activity to the JN.1 variant and to a panel of JN.1 lineage strains representing virtually all of those that circulated in the U.S. during the 2024-2025 respiratory virus season. We conduct testing against newly emerging strains as we prepare for the annual vaccination season, and this testing informs future strain formulations.

We expect to conduct an additional study, Study 318, evaluating the safety and immunogenicity of the JN.1 vaccine in the US-approved population of individuals 12 through 64 years of age with at least one underlying condition that puts them at high risk for severe outcomes from COVID‑19 and in adults ≥ 65 years of age starting in the fourth quarter of 2025.

Phase 2b/3 Pediatric Hummingbird™ Trial
In December 2024, we achieved the $50 million milestone under our agreement with Sanofi, associated with the database lock for one of the three cohorts in this trial.

In August 2023, we announced topline results from our Phase 2b/3 Hummingbird™ trial that met its primary endpoints in children aged 6 through 11 years demonstrating both tolerability and immunologic responses. This ongoing trial is evaluating the safety, effectiveness (immunogenicity), and efficacy of two doses of our prototype COVID-19 Vaccine (NVX-CoV2373), followed by a booster 6 months after the primary vaccination series. The trial completed enrollment in September 2023 and includes three age de-escalation cohorts of 1,200 children each. Safety follow up is expected to be completed in October 2025. The U.S. FDA has informed us that, due to changes in pediatric sero-epidemiology that have occurred since trial initiation, an additional immunogenicity study will be needed to support a supplemental BLA to expand the pediatric indication. We continue to engage with Sanofi to assess the feasibility of achieving an expanded indication in the U.S. given recent policy changes impacting the indicated pediatric population for COVID-19 vaccines.

Phase 4 Postmarketing Commitment Clinical Efficacy and Safety Trial
In May 2025, we announced that the U.S. FDA, as a part of its BLA approval, requested a PMC to conduct a Phase 4 prospective, randomized, double-blinded, placebo-controlled efficacy and safety trial in individuals aged 50 through 64 without high-risk conditions for severe COVID-19. We are working closely with the U.S. FDA and Sanofi to finalize the trial design, with plans to initiate enrollment in the fourth quarter of 2025. The Company will be responsible to conduct the PMC trial. Sanofi will reimburse the Company for 70% of the PMC costs, capped at the currently agreed upon cost estimates. The Company will recognize cost reimbursements from Sanofi related to the PMC in licensing, royalties, and other revenue over time using an input method, consistent with Sanofi Transition Services and Sanofi Technology Transfer.

COVID-Influenza Combination and Stand-alone Influenza Program

Phase 3 Clinical Trial of CIC and Stand-alone Influenza Vaccine Candidates

In December 2024, we initiated a Phase 3 immunogenicity and safety trial for our CIC and stand-alone influenza vaccine candidates to evaluate the immunogenicity and safety compared to our updated COVID-19 Vaccine and a licensed seasonal influenza vaccine comparator in adults aged 65 and older. Our Phase 3 immunogenicity and safety trial completed enrollment with an initial cohort of approximately 2,000 participants. In June 2025, we reported data from this initial cohort, which showed both vaccine candidates induced robust immune responses across all antigens tested. Both vaccine candidates were well tolerated with reactogenicity profiles that were comparable to authorized comparators. After consultation with the U.S. FDA, we determined that seeking an accelerated approval pathway for our CIC and stand-alone influenza candidates would not be feasible. While the Phase 3 immunogenicity and safety trial is not a pivotal study, the data will inform a future registrational Phase 3 program. We do not intend to make additional investments in these programs and are seeking a partner to advance both vaccine candidates.

We continue to invest in development of our pipeline that uses our recombinant nanoparticle technology platform and Matrix-M adjuvant. We continue to believe these assets are key value drivers that would enable the generation of additional vaccine candidates.

R21/Matrix-M Adjuvant Malaria Vaccine
R21/Matrix-M adjuvant malaria vaccine, formulated with our Matrix-M adjuvant is developed by our partner, the Jenner Institute, University of Oxford, and manufactured by SII. We have an agreement with SII related to its manufacture of R21/Matrix-M adjuvant malaria vaccine under which SII purchases our Matrix-M adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single- to low-double digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
In July 2024, first commercial doses of R21/Matrix-M adjuvant malaria vaccine have been administered to children in Cote d’Ivoire and South Sudan. As part of the WHO malaria program, at their discretion, the vaccine is expected to be included in countries such as Central African Republic, Chad, Democratic Republic of Congo, Mozambique, Nigeria and Uganda.

In December 2023, the WHO announced it prequalified the R21/Matrix-M adjuvant malaria vaccine to prevent malaria disease in children caused by the P. falciparum parasite in endemic areas. Prequalification status enables United Nations agencies to procure the vaccine for eligible countries and enabled rollout of the vaccine in mid-2024. The WHO recommended that the R21/Matrix-M adjuvant malaria vaccine be administered in a four-dose schedule beginning at five months of age.

Business Highlights
Second Quarter 2025 and Recent Highlights

Strategic Priority #1: Sanofi Partnership

•In May 2025, the U.S. FDA approved the Nuvaxovid™ BLA for prevention of COVID-19 in adults 65 years and older and individuals aged 12 through 64 years who have at least one underlying condition that puts them at high risk for severe outcomes from COVID-19.

◦BLA approval triggered a $175 million milestone payment from Sanofi.

•Completed transition of Nuvaxovid commercial leadership in the U.S. to Sanofi for the 2025-2026 COVID-19 vaccination season.

•Transfers of marketing authorization to Sanofi for U.S. and European Union (EU) markets are expected in the fourth quarter of 2025 which will trigger an additional $50 million in combined milestones from Sanofi.

Strategic Priority #2: Enhance Existing Partnerships and Leverage our Technology Platform and Pipeline to Forge Additional Partnerships

•In June 2025, we reported initial cohort data for the Phase 3 trial for our CIC and stand-alone seasonal influenza vaccine candidates, showing robust immune responses for both candidates. This descriptive data set will help inform a potential future registrational Phase 3 program. Novavax intends to partner these programs and this trial reflects the completion of material investment by Novavax. Discussions are ongoing with potential partners for these late-stage assets.

◦New T-cell response data in both CIC and stand-alone influenza vaccine candidates were numerically higher than the Fluzone HD comparator arm indicating the potential for an increased duration of protection.

•In May 2025, Novavax and Takeda Pharmaceuticals announced significantly improved terms for their partnership to support ongoing commercialization of Nuvaxovid in Japan. Takeda filed for approval of the updated Nuvaxovid vaccine in June and is on track to be on the market for the fall respiratory season in Japan.

•R21/Matrix-M®, a malaria vaccine developed in partnership with Serum Institute of India and Oxford University, continued to make meaningful progress in addressing the urgent and unmet needs of malaria-endemic regions with 20 million doses sold since launch in mid-2024.

•In the first quarter of 2025, Novavax announced material transfer agreements with three pharmaceutical companies to explore the utility of Matrix-M in their portfolios. These arrangements have led to discussions with potential business partners to develop new vaccines and improve existing vaccines.

Strategic Priority #3: Advance our Technology Platform and Early-stage Pipeline

•In July 2025, we announced preclinical data demonstrating that Novavax’s H5N1 avian pandemic influenza vaccine candidate induced robust immune responses by either single or two-dose intranasal or intramuscular administration in primed non-human primates. The results were published in Nature Communications.

•Continued advancement of early-stage preclinical research for H5N1 avian pandemic influenza, respiratory syncytial virus combinations, shingles and Clostridioides difficile colitis vaccine candidates.

•Generated preliminary positive data using Matrix-M with an oncology vaccine candidate with potential future application across several tumor types.

•Continued work on new potential Matrix formulations intended to improve upon and expand the utility of Matrix-M.

Sales of Common Stock
In August 2023, we entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock, and terminated our then-existing At Market Issuance Sales agreement entered in June 2021. During the three and six months ended June 30, 2025, no sales were recorded under the August 2023 Sales Agreement. During the three and six months ended June 30, 2024, we sold 12.2 million shares of our common stock resulting in net proceeds of approximately $188 million, under the August 2023 Sales Agreement. As of June 30, 2025, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
In May 2024, the Company entered into the Subscription Agreement, pursuant to which the Company sold and issued to Sanofi, in a private placement, 6,880,481 shares of the Company’s common stock, par value $0.01 per share at a price of $10.00 per share for aggregate gross proceeds to the Company of $68.8 million.
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

Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025	2024	Change
Revenue (in thousands):
Product sales	$10,724	$22,588	$(11,864)
Licensing, royalties, and other	228,516	392,896	(164,380)
Total revenue	$239,240	$415,484	$(176,244)
Revenue for the three months ended June 30, 2025 was $239.2 million as compared to $415.5 million for the same period in 2024, a decrease of $176.2 million. Revenue for the three months ended June 30, 2025 was primarily comprised of licensing revenue from the achievement of milestones and transition services and technology transfer under the Sanofi CLA and licensing and royalty revenue with Takeda. Revenue for the three months ended June 30, 2024 was primarily comprised of revenue from licensing revenue under the Sanofi CLA. The decrease in revenue is primarily due to a decrease in licensing revenue under the Sanofi CLA.
Product sales
Product sales for the three months ended June 30, 2025 were $10.7 million as compared to $22.6 million for the same period in 2024, a decrease of $11.9 million. Our Product sales related to revenue from Nuvaxovid sales, which commenced in 2022, commercial supply sales of COVID-19 Vaccine, and revenue from supply of adjuvant and other products.
The categories of Product sales were as follows:

	Three Months Ended June 30,
	2025	2024	Change
Product sales (in thousands)
Nuvaxovid sales(1)	$(2,093)	$19,904	$(21,997)
Supply sales(2)	12,817	2,684	10,133
Total Product sales	$10,724	$22,588	$(11,864)
(1)Nuvaxovid sales are sales of our COVID-19 Vaccine associated with APAs with various governments globally and commercial markets, where we are the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors. During the three months ended June 30, 2025, Nuvaxovid sales include excess gross-to-net deductions primarily due to updates to estimated product returns.
(2)Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and sale of other materials to our partners. We reclassified $2.7 million of revenue previously reported as License, royalties, and other revenue to Product sales revenue for the three months ended June 30, 2024 related to adjuvant supply sales and other supply sales.
Licensing, royalties, and other
Licensing, royalties, and other revenue during the three months ended June 30, 2025 was $228.5 million as compared to $392.9 million during the same period in 2024, a decrease of $164.4 million. The decrease was primarily due to a decrease in licensing revenue under the Sanofi CLA.
Licensing, royalties, and other revenue were comprised of the following:

	Three Months Ended June 30,
	2025	2024	Change
Licensing, royalties, and other (in thousands)
Sanofi	$199,412	$392,896	$(193,484)
Takeda	27,212	—	27,212
Other partners(1)	1,892	—	1,892
Total licensing, royalties, and other revenue	$228,516	$392,896	$(164,380)
(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as Serum and SK bioscience, Co., Ltd.
Sanofi licensing, royalties, and other revenue were comprised of the following:

	Three Months Ended June 30,
	2025	2024	Change
Sanofi licensing, royalties, and other revenue (in thousands)
Licensing:
Upfront fee	$—	$386,250	$(386,250)
Milestones	175,000	—	175,000
Transition services and technology transfer:
Upfront fee amortization(1)	12,268	4,573	7,695
Milestones amortization(1)	5,665	2,073	3,592
Cost reimbursements	6,479	—	6,479
Total Sanofi licensing, royalties, and other revenue	$199,412	$392,896	$(193,484)

(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to a portion of the the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time.
Takeda licensing, royalties, and other revenue were comprised of the following (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Takeda licensing, royalties, and other revenue
Licensing:
Upfront fee(1)	$18,500	$—	$18,500
Milestones	3,434	—	3,434
Royalties	5,000	—	5,000
Support services	278	—	278
Tota Total Takeda licensing, royalties, and other revenue	$27,212	$—	$27,212
(1)Upfront fee includes $14.5 million of nonrefundable upfront payments associated with the collaboration and exclusive license agreement, as amended with Takeda (“Amended Takeda CLA”) and $4.0 million of previously unrecognized consideration from the collaboration and exclusive license agreement with Takeda (“Original Takeda CLA”).
Expenses

	Three Months Ended June 30,
	2025	2024	Change
Expenses (in thousands):
Cost of sales	$15,325	$46,242	$(30,917)
Research and development	79,233	106,946	(27,713)
Selling, general, and administrative	43,612	101,298	(57,686)
Total expenses	$138,170	$254,486	$(116,316)
Cost of Sales
Cost of sales was $15.3 million for the three months ended June 30, 2025, including expenses of $1.1 million related to excess, obsolete, or expired inventory and $1.7 million related to unutilized manufacturing capacity. Cost of sales was $46.2 million for the three months ended June 30, 2024, including expense of $11.4 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments and $12.9 million related to unutilized manufacturing capacity. The decrease in cost of sales of $30.9 million was mainly driven by a decrease in the number of COVID-19 Vaccine doses sold, a decrease in excess, obsolete, and expired inventory charges, and a decrease in unutilized manufacturing capacity charges. The cost of sales as a percentage of Product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses were $79.2 million for the three months ended June 30, 2025 as compared to $106.9 million for the three months ended June 30, 2024, a decrease of $27.7 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Program, and CIC, and due to certain cost containment measures to reduce our operating spend, as summarized in the table below (in thousands):

	Three Months Ended June 30,
	2025	2024
Coronavirus vaccines	$20,194	$40,812
Other vaccine development programs	842	400
Total direct external research and development expense	21,036	41,212
Employee expenses	32,648	36,238
Stock-based compensation expense	3,501	6,177
Facility expenses	12,665	12,914
Other expenses	9,383	10,405
Total research and development expenses	$79,233	$106,946
Research and development expenses for coronavirus vaccines for the three months ended June 30, 2025 and 2024 decreased from $40.8 million to $20.2 million primarily as a result of our global restructuring and cost reduction efforts and a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, under manufacturing supply agreements with CMOs and contract manufacturing and development organizations (“CDMOs”).
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $43.6 million for the three months ended June 30, 2025 as compared to $101.3 million for the same period in 2024, a decrease of $57.7 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend, including a reduction in our global commercial footprint and administrative infrastructure and the sale of the Novavax CZ manufacturing facility in December 2024.
For the remainder of 2025, we expect a reduction in our annual combined research and development, and selling, general, and administrative spend as a result of our Restructuring Plan as discussed in Note 16 to our accompanying unaudited consolidated financial statements.
Other Income (Expense)

	Three Months Ended June 30,
	2025	2024	Change
Other income (expense), net (in thousands):
Interest expense	$(5,518)	$(4,143)	$(1,375)
Other income (expense), net	11,902	7,731	4,171
Total other income (expense), net	$6,384	$3,588	$2,796
Total other income (expense), net was $6.4 million of income for the three months ended June 30, 2025 as compared to a total other income (expense), net of $3.6 million of income for the same period in 2024. The increase in other income (expense), net is primarily due to changes in foreign currency transaction gains during the period, offset by a decrease in interest income during the period from lower cash and marketable securities balances.
Income Tax Expense
During the three months ended June 30, 2025, we recognized income tax expense of $0.9 million related to federal, state, and foreign income taxes, and foreign withholding tax expense. During the three months ended June 30, 2024, we recognized an income tax expense of $2.2 million related to federal, state, and foreign income taxes.

Net Income

	Three Months Ended June 30,
	2025	2024	Change
Net Income (in thousands, except per share information):
Net income	$106,508	$162,381	$(55,873)
Net income per share, basic	$0.66	$1.09	$(0.43)
Net income per share, diluted	$0.62	$0.99	$(0.37)
Weighted average shares outstanding, basic	162,019	148,379	13,640
Weighted average shares outstanding, dilutive	177,215	165,855	11,360
Net income for the three months ended June 30, 2025 was $106.5 million, or $0.66 per share, basic and $0.62 per share, dilutive, as compared to net income of $162.4 million, or $1.09 per share, basic and $0.99 per share dilutive, for the same period in 2024. The decrease in net income during the three months ended June 30, 2025, was primarily due to a decrease in total revenue partially offset by a decrease in total expenses.
The increase in weighted average shares outstanding for the three months ended June 30, 2025, was primarily a result of sales of our common stock in 2024 and common stock issued under our incentive programs.
Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,
	2025	2024	Change
Revenue (in thousands):
Product sales	$632,402	$112,424	$519,978
Licensing, royalties, and other	273,493	396,915	(123,422)
Total revenue	$905,895	$509,339	$396,556
Revenue for the six months ended June 30, 2025 was $905.9 million as compared to $509.3 million for the same period in 2024, an increase of $396.6 million. Revenue for the six months ended June 30, 2025 was primarily comprised of revenue from the termination of our APAs with Canada (“Canada APA”) and New Zealand (“New Zealand APA”) of $575.7 million and $27.3 million, respectively, licensing revenue from the achievement of milestones under the Sanofi CLA, the recognition of previously deferred upfront payments and revenue from transition services and technology transfer under the Sanofi CLA, and licensing and royalty revenue with Takeda. Revenue for the six months ended June 30, 2024 was primarily comprised of revenue from licensing revenue under the Sanofi CLA and Product sales of COVID-19 Vaccine. The increase in revenue is primarily due to an increase in Product sales from the termination of our Canada and New Zealand APAs, partially offset by a decrease in licensing, royalties, and other revenue from the Sanofi CLA.
Product sales
Product sales for the six months ended June 30, 2025 were $632.4 million as compared to $112.4 million during the six months ended June 30, 2024, an increase of $520.0 million. Our Product sales related to revenue from Nuvaxovid sales, which commenced in 2022, commercial supply sales of COVID-19 Vaccine, revenue from supply of adjuvant and other products, and the termination of our Canada and New Zealand APAs.
The categories of Product sales were as follows:

	Six Months Ended June 30,
	2025	2024	Change
Product sales (in thousands)
Nuvaxovid sales(1)	$605,931	$102,228	$503,703
Supply sales(2)	26,471	10,196	16,275
Total Product sales	$632,402	$112,424	$519,978
(1)     Nuvaxovid sales are sales of our COVID-19 Vaccine associated with APAs with various governments globally and commercial markets, where we are the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors.
(2)    Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and sale of other materials to our partners. We reclassified $10.2 million of revenue previously reported as License, royalties, and other revenue to Product sales revenue for the six months ended June 30, 2024 related to adjuvant supply sales and other supply sales.

Licensing, royalties, and other
Licensing, royalties, and other revenue during the six months ended June 30, 2025 was $273.5 million as compared to $396.9 million during the same period in 2024, a decrease of $123.4 million. The decrease was primarily due to a decrease in revenue under the Sanofi CLA, offset by an increase in revenue from other partners, including the Amended Takeda CLA.
Licensing, royalties, and other revenue were comprised of the following:

	Six Months Ended June 30,
	2025	2024	Change
Licensing, royalties, and other (in thousands)
Sanofi	$239,733	$392,896	$(153,163)
Takeda	27,212	—	27,212
Other partners(1)	6,548	4,019	2,529
Total licensing, royalties, and other revenue	$273,493	$396,915	$(123,422)
(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as Serum and SK bioscience, Co., Ltd.
Sanofi licensing, royalties, and other revenue were comprised of the following:

	Six Months Ended June 30,
	2025	2024	Change
Sanofi licensing, royalties, and other revenue (in thousands)
Licensing:
Upfront fee	$—	$386,250	$(386,250)
Milestones	175,000	—	175,000
Transition services and technology transfer:
Upfront fee amortization(1)	32,180	4,573	27,607
Milestones amortization(1)	14,808	2,073	12,735
Cost reimbursements	17,745	—	17,745
Total Sanofi licensing, royalties, and other revenue	$239,733	$392,896	$(153,163)

(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to a portion of the the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time.
Takeda licensing, royalties, and other revenue were comprised of the following (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Takeda licensing, royalties, and other revenue
Licensing:
Upfront fee(1)	$18,500	$—	$18,500
Milestones	3,434	—	3,434
Royalties	5,000	—	5,000
Support services	278	—	278
Tota Total Takeda licensing, royalties, and other revenue	$27,212	$—	$27,212
(1)Upfront fee includes $14.5 million of nonrefundable upfront payments associated with the Amended Takeda CLA and $4.0 million of previously unrecognized consideration from the Original Takeda CLA.
Expenses

	Six Months Ended June 30,
	2025	2024	Change
Expenses (in thousands):
Cost of sales	$29,439	$105,451	$(76,012)
Research and development	168,170	199,625	(31,455)
Selling, general, and administrative	91,702	188,096	(96,394)
Total expenses	$289,311	$493,172	$(203,861)
Cost of Sales
Cost of sales was $29.4 million for the six months ended June 30, 2025, including expenses of $1.4 million related to excess, obsolete, or expired inventory and $3.5 million related to unutilized manufacturing capacity. Cost of sales was $105.5 million for the six months ended June 30, 2024, including expense of $20.2 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments and $18.8 million related to unutilized manufacturing capacity. The decrease in cost of sales of $76.0 million was mainly driven by a decrease in the number of COVID-19 Vaccine doses sold, a decrease in excess, obsolete, and expired inventory charges, and a decrease in unutilized manufacturing capacity charges. The cost of sales as a percentage of Product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.

Research and Development Expenses
Research and development expenses decreased to $168.2 million for the six months ended June 30, 2025 from $199.6 million for the same period in 2024, a decrease of $31.5 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Program, and CIC, and due to certain cost containment measures to reduce our operating spend, as summarized in the table below (in thousands):

	Six Months Ended June 30,
	2025	2024
Coronavirus vaccines	$46,722	$65,962
Other vaccine development programs	2,720	736
Total direct external research and development expense	49,442	66,698
Employee expenses	68,270	74,191
Stock-based compensation expense	7,790	11,682
Facility expenses	25,812	24,696
Other expenses	16,856	22,358
Total research and development expenses	$168,170	$199,625
Research and development expenses for coronavirus vaccines for the six months ended June 30, 2025 and 2024 decreased from $66.0 million to $46.7 million primarily as a result of a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, and under manufacturing supply agreements with CMOs and CDMOs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased to $91.7 million for the six months ended June 30, 2025 from $188.1 million for the same period in 2024, a decrease of $96.4 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend, including a reduction in our global commercial footprint and administrative infrastructure and the sale of the Novavax CZ manufacturing facility in December 2024.
Other Income (Expense)

	Six Months Ended June 30,
	2025	2024	Change
Other income (expense), net (in thousands):
Interest expense	$(11,241)	$(8,254)	$(2,987)
Other income	21,957	11,385	10,572
Total other income (expense), net	$10,716	$3,131	$7,585
Total other income (expense), net for the six months ended June 30, 2025 was $10.7 million of income as compared to $3.1 million of income for the same period in 2024, an increase of $7.6 million. The increase in other income (expense) is primarily due to changes in foreign currency transaction gains during the period, offset by a decrease in interest income during the period from lower cash and marketable securities balances.
Income Tax Expense
During the six months ended June 30, 2025, we recognized an income tax expense of $2.1 million related to federal, state, and foreign income taxes and foreign withholding taxes. During the six months ended June 30, 2024, we recognized an income tax expense of $4.5 million related to federal, state, and foreign income taxes.

Net Income

	Six Months Ended June 30,
	2025	2024	Change
Net Income (in thousands, except per share information):
Net Income	$625,154	$14,831	$610,323
Net Income per share, basic	$3.87	$0.10	$3.77
Net income per share, dilutive	$3.55	$0.10	$3.45
Weighted average shares outstanding, basic	161,536	144,147	17,389
Weighted average shares outstanding, dilutive	177,410	145,121	32,289
Net income for the six months ended June 30, 2025 was $625.2 million, or $3.87 per share, basic and $3.55 per share, dilutive, as compared to net income of $14.8 million, or $0.10 per share, basic and $0.10 per share dilutive, for the same period in 2024. The increase in net income during the six months ended June 30, 2025, was primarily due to an increase in total revenue and a decrease in total expenses.
The increase in weighted average shares outstanding for the six months ended June 30, 2025 is primarily a result of sales of our common stock in 2024 and common stock issued under our incentive programs.
Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to, revenue from our Product sales, milestone payments, royalties, and reimbursements under licensing arrangements with our strategic partners; our projected activities related to the development and commercial support of our COVID-19 Vaccine and our CIC and stand-alone influenza vaccine candidates, including significant commitments under various clinical research organizations, CMO, and CDMO agreements; the progress of preclinical studies and clinical trials; the time and costs involved in obtaining and maintaining regulatory approvals; the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and other manufacturing, sales, and distribution costs. We plan to continue developing other vaccines and product candidates, such as our potential combination vaccine candidates, which are in various stages of development. Our ability to generate revenue from Product sales is subject to uncertainty specifically as it relates to our ability to successfully develop, manufacture, distribute, and market our updated vaccine and to successfully execute on our licensing arrangements with our strategic partners and our APAs, as discussed below. Additionally, our plans include our ongoing restructuring and cost reduction measures as a part of our Restructuring Plan (see Note 16 to our accompanying unaudited consolidated financial statements), and may also include raising additional capital through a combination of additional equity and debt financing, collaborations, strategic alliances, asset sales, and marketing, distribution, or licensing arrangements. New financings may not be available to us on commercially acceptable terms, or at all. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or further downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations.
Sanofi Collaboration and License Agreement
In May 2024, we entered into the Sanofi CLA pursuant to which we received a non-refundable upfront payment of $500 million. During the quarter ended June 30, 2025, we received a milestone payment of $50 million for database lock of an existing Phase 2/3 clinical trial in 2024, achieved the $175 million milestone upon the approval of the marketing authorization for a COVID-19 Vaccine Product in a pre-filled syringe from the U.S. FDA. We expect to receive the $175.0 million milestone payment in the three months ended September 2025. We are eligible to receive additional development, technology transfer, launch, and sales milestone payments totaling up to $475 million in the aggregate with respect to the Licensed COVID-19 Products and royalty payments on Sanofi’s sales of such licensed products. In addition, we are eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four adjuvant Products and $210 million for each adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products.
Remaining Sanofi sales milestone payments of $475 million include $125 million related to COVID-19 Vaccine Products and $350 million related to influenza-COVID-19 combination products. The COVID-19 Vaccine Products milestones remaining include a $25 million upon the transfer of the U.S. MAH to Sanofi, $25 million upon the transfer of the European Medicines Agency (“EMA”) MAH in a pre-filled syringe to Sanofi, and $75 million upon the completion of the technology transfer of our manufacturing process for the COVID-19 Vaccine Products to Sanofi. The influenza-COVID-19 combination product milestones include a $125 million milestone upon achievement of certain influenza-COVID-19 combination products-related development milestones, and a $225 million in influenza-COVID-19 combination products-related launch milestones.
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
Takeda Amended and Restated Collaboration and License Agreement
On April 29, 2025, we entered into the Amended Takeda CLA which amends and supersedes the Original Takeda CLA.
We determined the initial transaction price at inception of the Amended Takeda CLA to be $27.5 million, consisting of (i) $19.5 million of the non-refundable upfront payment, (ii) $4.0 million of non-cancelable annual support payments within the 18 month notice period for contract termination, and (iii) $4.0 million of previously unrecognized consideration from the Original Takeda CLA. We allocated $26.9 million of fixed consideration to the Updated Takeda License performance obligations and $0.6 million to Takeda Support Services.
We recognized revenue of $26.9 million related to the Updated Takeda License on the transfer of the rights and control of the license to Takeda during the three and six months ended June 30, 2025. The Takeda Support Services are recognized in revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Takeda support Services for the three and six months ended June 30, 2025 was $0.3 million.
Under the Amended Takeda CLA, we will receive a non-refundable upfront payment of $19.5 million of which $5.0 million is creditable against royalties owed by Takeda for its fiscal year 2024. In addition, on an annual basis, we will receive $2.0 million to compensate us for services provided by us under the Takeda CLA, and we will receive an additional $8.0 million annual milestone payment, of which $5.0 million is creditable against royalties owed by Takeda in its fiscal year 2025 or thereafter, if Takeda receives marketing approval of the COVID-19 Vaccine in that year or such approval is not necessary for such year. The parties have also updated the financial terms to replace the share of operating profits and, instead, provide us with a tiered royalty as a percentage of Takeda’s, its affiliates’ and sublicensees’ total net sales in the mid to high-teen percentages (subject to certain capped royalty reductions), which commenced on April 1, 2024 and will continue until the latest of (a) twenty years after April 29, 2025, (b) all our know-how licensed under the Amended Takeda CLA has become publicly available through no fault of Takeda, and (c) the expiration of the last valid claim in the intellectual property rights licensed by us to Takeda under the Amended Takeda CLA covering COVID-19 Vaccine in Japan.
In connection with the Amended Takeda CLA, on April 29, 2025, we entered into a release agreement with Takeda under which we released Takeda and Takeda released us from all claims that were asserted or could have been asserted by either party against the other party that related to the Original Takeda CLA and the activities thereunder.

Supply Agreements
As of June 30, 2025, we have $222.1 million of remaining obligations under APAs with certain countries globally, excluding the Vaccine Alliance (“Gavi”). These obligation include $133.9 million related to an APA with the Commonwealth of Australia for the purchase of doses of COVID-19 Vaccine (the “Australia APA”) and $88.2 million related to various other countries. With respect to the Australia APA, as of June 30, 2025, $31.2 million was classified as current Deferred revenue and $102.6 million was classified as non-current Deferred revenue in our consolidated balance sheet. Following the withdrawal of our application at the request of the Therapeutic Goods Administration (“TGA”) for authorization of our updated COVID-19 Vaccine, we are in discussions with the TGA, regarding potential regulatory paths for approval, including the submission of a new application. We may seek to further amend the Australian APA in light of this development, which amendment may not be achievable on acceptable terms or at all. In the event that we do not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 Vaccine, up to $92.5 million of deferred revenue may become refundable. Specifically, Australia may cancel doses that are due to be delivered in 2025 if we do not receive regulatory approval for, and deliver, the updated COVID-19 Vaccine on or before December 31, 2025, and may terminate the Australia APA, as amended, if we do not receive regulatory approval for, and deliver, the updated COVID-19 Vaccine on or before March 31, 2026. With respect to other obligations under APAs of $88.2 million, as of June 30, 2025, $38.4 million was classified as current Deferred revenue, $49.8 million was classified as non-current Deferred revenue in our consolidated balance sheet. Recognition of these amounts is dependent on delivery of doses or expiry of optional dose order quantities.

In November 2024, we entered into a settlement agreement with the Secretary of State for Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), pursuant to which we and the Authority agreed to terminate the Amended and Restated Supply Agreement with the Authority and to fully settle the outstanding amount under dispute related to upfront payments of $112.5 million. We agreed to pay a refund of $123.8 million including interest of $11.3 million to the Authority in equal quarterly installments of $10.3 million over a three year period, ending in June 2027. As of June 30, 2025, pursuant to our settlement agreement with the UK, the remaining upfront payment previously received from the authority is classified as $37.5 million of other current liabilities and $39.8 million of Other non-current liabilities on our consolidated balance sheet.
In February 2024, we and Gavi entered into a Termination and Settlement Agreement (the “Gavi Settlement Agreement”) terminating our APA with Gavi (the “Gavi APA”). In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of the $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and an additional credit of up to $225 million that may be applied against certain qualifying sales. As of June 30, 2025, the remaining amounts included on our consolidated balance sheet are classified as $225.0 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80.0 million in Other current liabilities, and $225.0 million in Other non-current liabilities. In addition, we and Gavi entered into a security agreement pursuant to which we granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6 to our accompanying unaudited consolidated financial statements), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
Cash Flows
As of June 30, 2025, we had $627.5 million in cash and cash equivalents, restricted cash and marketable securities as compared to $938.2 million as of December 31, 2024. We expect to receive $175.0 million in the third quarter of 2025 related to the milestone payment triggered under the Sanofi CLA that is included in Accounts receivable as of June 30, 2025 in the accompanying unaudited financial statements.
We funded our operations for the six months ended June 30, 2025 primarily with cash and cash equivalents, milestone payments under the Sanofi CLA and revenue from Product sales. In accordance with our ongoing Restructuring Plan, we continue to restructure our global footprint including further reductions in our global workforce and exploring the use of our real estate portfolio in Gaithersburg, Maryland. We anticipate our future operations to be funded primarily by milestone payments, royalties, transition services and technology transfer and cost reimbursements under our Sanofi CLA, revenue from Product sales, our cash and cash equivalents and investments in marketable securities, and other potential funding sources including equity financings, which may include at the market offerings, debt financings, collaborations, strategic alliances, asset sales, and marketing, distribution or licensing arrangements.
The following table summarizes cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(312,964)	$230,714	$(543,678)
Investing activities	37,779	(379,957)	417,736
Financing activities	(8,101)	264,102	(272,203)
Effect on exchange rate on cash, cash equivalents, and restricted cash	6,976	(3,111)	10,087
Net increase (decrease) in cash, cash equivalents, and restricted cash	(276,310)	111,748	(388,058)
Cash, cash equivalents, and restricted cash at beginning of period	545,292	583,810	(38,518)
Cash, cash equivalents, and restricted cash at end of period	$268,982	$695,558	$(426,576)
Net cash used in operating activities was $313.0 million for the six months ended June 30, 2025, as compared to $230.7 million of cash provided for the same period in 2024. The increase in cash used in operating activities is primarily due to a reduction in cash received from receivables on APA agreements in 2025 as compared to the same period in 2024.

Net cash provided by investing activities was $37.8 million for the six months ended June 30, 2025, as compared to $380.0 million of cash used for the same period in 2024. The increase in cash provided by investing activities is primarily due to our investment in marketable securities, partially offset by lower expenditures on equipment and leasehold improvements.
Net cash used in financing activities was $8.1 million for the six months ended June 30, 2025, as compared to net cash provided by financing activities of $264.1 million for the same period in 2024. The increase in cash used in financing activities is primarily due to a decrease in net proceeds from sales of common stock, the exercise of stock-based awards, and payment of finance lease liabilities.
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
We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in a decline of stockholders’ equity (deficit) of approximately $16 million as of June 30, 2025.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On December 7, 2022, the Acosta Action was filed. On February 6, 2023, defendants accepted service of the complaint and summons in the Acosta Action. On March 9, 2023, the court entered an order granting the parties’ request to stay the Acosta Action pending the entry of a final, non-appealable judgment in the Second Consolidated Derivative Action. On October 13, 2023, the parties filed, and the Delaware Court entered, a stipulated order providing that (i) if the Delaware Court declines to lift the stay in the Mesa Action, the Acosta Action will also remain stayed, and (ii) if the Delaware Court lifts the stay in the Mesa Action, the stay in the Acosta Action will also be lifted. On April 28, 2025, the parties filed a joint status report with the Delaware Court in which they indicated that plaintiffs intend to dismiss the Mesa Action and Acosta Action in light of the Derivative Settlement. On May 2, 2025, and July 9, 2025, the Delaware Court granted the stipulated order of voluntary dismissal of the Mesa Action and the Acosta Action respectively, and both were dismissed with prejudice.

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

We have entered into, and may in the future enter into, collaboration, funding, supply and other agreements for our vaccines or vaccine candidates that include prepayments from the purchasers to help fund our development, manufacture and/or commercialization of the vaccine. Certain of these agreements may contain development, technology transfer, launch, sales and other milestones related to our vaccines or vaccine candidates pursuant to which we may be eligible to receive milestone payments upon the achievement of the requisite milestone. For example, we earned a payment of $175 million upon the approval of the BLA marketing authorization for a COVID-19 Vaccine Product in a pre-filled syringe from the U.S. FDA and we are eligible to receive future milestone payments under the Sanofi CLA consisting of $125 million related to COVID-19 Vaccine Products and up to $350 million related to influenza-COVID-19 combination products. Such future milestones include a payment of $25 million upon the transfer of such approval to Sanofi, $25 million upon the transfer of EMA approval of a COVID-19 Vaccine Product in a pre-filled syringe to Sanofi, $75 million upon the completion of the technology transfer of our manufacturing process for the COVID-19 Vaccine Products to Sanofi, and up to $350 million in CIC Product-related development and launch milestones. In addition, we are eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products. We may experience challenges in satisfying our obligations under these agreements, including as a result of delays in, or failure to receive, regulatory approval, delayed performance of our third-party contractors and suppliers, which may impact our ability to achieve such milestones, and receive related milestone payments, may potentially expose us to damages or other liability pursuant to these agreements, including the Sanofi CLA, and may have a material and adverse effect on our liquidity and financial condition.
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
For example, in December 2024, we entered into an amendment to the Australia APA pursuant to which, among other things, we acknowledged the cancellation by Australia of the delivery of certain doses of our COVID-19 Vaccine scheduled for delivery between the fourth quarter of 2023 and the fourth quarter of 2025 and we agreed to credit approximately $31 million of the advanced payment paid by Australia to us against outstanding invoices and invoices for the future delivery of approximately three million doses of COVID-19 Vaccine without requiring additional cash payments. In addition, the amendment provides for certain remedies for Australia, including return of unused credit, cancellation of doses, or termination of the Australia APA, in the event we miss or under deliver doses to Australia or fail to receive regulatory approval of a variant COVID-19 vaccine. Specifically, Australia may cancel doses that are due to be delivered in 2025 if we do not receive regulatory approval for, and deliver, the updated COVID-19 Vaccine on or before December 31, 2025, and may terminate the Australia APA, as amended, if we do not receive regulatory approval for, and deliver, the updated COVID-19 Vaccine on or before March 31, 2026. The amendment also provides Australia with the right to cancel doses if we fail to timely notify Australia of changes to our commercialization plans. In the event that we do not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 Vaccine, up to $92.5 million of deferred revenue may become refundable. As of June 30, 2025, $31.2 million was classified as current Deferred revenue and $102.6 million was classified as non-current Deferred revenue with respect to the Australia APA on our consolidated balance sheet, which will be recognized in product revenue as doses are delivered to Australia. Following the withdrawal of our application at the request of the TGA for authorization of our updated COVID-19 Vaccine, we are in discussions with the TGA, regarding potential regulatory paths for approval, including the submission of a new application. We may seek to further amend the Australian APA in light of this development, which amendment may not be achievable on acceptable terms or at all. For additional information on the terms of our existing APAs and termination of our prior APAs, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Matters and Capital Resources — Supply Agreements.”

Risks Related to Product Development and Commercialization
Even if we successfully commercialize any of our vaccine candidates, either alone or in collaboration, we face uncertainty with respect to pricing, third-party reimbursement and healthcare reform, all of which could be subject to change, and could adversely affect any commercial success of our vaccine candidates.

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

Third-party payers are increasingly challenging the prices charged for medical products and may deny coverage or offer inadequate levels of reimbursement if they determine that a product has not received appropriate clearances from the U.S. FDA, or foreign equivalent, or other government regulators; is not used in accordance with cost-effective treatment methods as determined by the third-party payer; or is experimental, unnecessary, or inappropriate. Prices could also be driven down by managed care organizations that control or significantly influence utilization of healthcare products.

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the healthcare system in ways that could affect our ability to sell vaccines and could adversely affect the prices that we receive for our vaccine candidates, if approved. Some of these proposed and implemented reforms could result in reduced drug pricing or reimbursement rates for medical products, and the impact of such reform could adversely affect our business strategy, operations and financial results. Our exposure to price-related regulation could depend on whether our products are reimbursed by Medicare under Part B or Part D. Medicare Part B vaccine coverage includes vaccines to prevent influenza, pneumococcal disease, hepatitis B for beneficiaries who are at medium or high risk, and COVID-19. Vaccines for such conditions do not have any cost-sharing requirements. Meanwhile, Medicare Part D vaccine coverage includes all other commercially available vaccines that are determined to be reasonable and necessary to prevent illness. Part D vaccine coverage historically included cost-sharing requirements, but, effective January 1, 2023, the IRA modified the legal requirements to provides access to the Centers for Disease Control and Prevention (“CDC”) and ACIP-recommended vaccines covered under Medicare Part D without cost-sharing.

Recommendation by ACIP of a vaccine has significant impacts on the coverage and reimbursement of the vaccine from commercial and governmental payers, such as Medicaid and Medicare. For example, vaccines that receive ACIP recommendations benefit from enhanced coverage requirements under the Affordable Care Act, the Inflation Reduction Act, and the Social Security Act, among other statutes. ACIP’s recommendations therefore directly influence coverage and reimbursement decisions by governments and private payers, in turn influencing healthcare providers and individual decision making. Similarly, the absence or withdrawal of an ACIP recommendation for a vaccine can result in increased beneficiary cost-sharing obligations and absence or limitations of coverage and reimbursement. Under the Trump administration, the COVID-19 vaccine for healthy children and healthy pregnant women has been removed from the CDC recommended immunization schedules, and the HHS Secretarial Directives ratifying CDC recommendations for use of COVID-19 vaccines for children ages six months to 17 years have been rescinded. In June 2025, the Trump administration retired all members of ACIP and appointed new members, some of whom have previously voiced negative views regarding COVID-19 vaccines. It is possible that the ACIP may withdraw or limit its recommendation for COVID-19 vaccines. The changes of the CDC recommendations, as well as any possible negative actions by ACIP regarding COVID-19 vaccines, may adversely affect demand for our vaccines and have material adverse effects on our business and results of operations.

Since the beginning of the COVID-19 pandemic, the U.S. federal government has been the predominant purchaser of COVID-19 vaccines, making it possible for population-wide access to vaccinations. This population-wide access may change as the pandemic moves past the crisis phase and the market transitions to a third‐party reimbursement model. This transition to a more traditional third‐party reimbursement model is not tied to the ending of the Public Health Emergency and in part reflects the fact that the U.S. federal government has not received additional funds from Congress to continue to purchase more vaccines. As federal funding declines for COVID-19 vaccines, the federal government will most likely transition to standard commercial purchasing through different healthcare system channels, including commercial insurers and pharmacy benefit managers, and consequently shift the cost of COVID-19 vaccines to insurers and patients (in the form of premiums and out-of-network costs). With respect to the government healthcare programs and commercial insurance, there may no longer be blanket coverage of COVID-19 vaccines without, in certain instances, accompanying conditions of reimbursement, such as the institution of prior authorization protocols. While coverage under Medicare, Medicaid, the Children’s Health Insurance Program, and private plans may continue to be available for COVID-19 vaccines, adverse decisions from ACIP may limit or reduce the coverage and result in beneficiary cost-sharing obligations that do not apply so long as a vaccine is ACIP-recommended. The transition to private payer coverage of COVID-19 vaccines, combined with adverse changes in CDC recommendations as well as potential negative actions by ACIP, could have an adverse effect on our business and results of operations. Further, even if consumers are guaranteed free access or protected against some costs, they could face access challenges to our product if sufficient amounts of our product are not available compared to that of our competitors or not procured by pharmacies or other providers.

Additionally, the pharmaceutical industry has also been the subject of significant publicity in recent years regarding the pricing of pharmaceutical products, including publicity and pressure resulting from prices charged by pharmaceutical companies for new products as well as price increases by pharmaceutical companies on older products that some people have deemed excessive. As a result, pharmaceutical product prices have been the focus of increased scrutiny by the United States government, including certain state attorneys general, members of Congress, the Trump administration, and the United States Department of Justice. If reforms in the healthcare industry limit or reduce reimbursement for our potential products, the market for our potential products will be reduced, and we could lose potential sources of revenue. The existence or threat of cost control measures could cause our corporate collaborators to be less willing or able to pursue research and development programs related to our vaccine candidates. Further, it is also possible that additional governmental action is taken in response to the COVID-19 pandemic. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. We also cannot predict if the Trump administration’s policies might adversely impact funding for vaccine research and development, reimbursement for vaccines and their administration, vaccine mandates and recommendations, and public perception of vaccine importance. As described above, the U.S. Department of Health and Human Services (“DHHS”) Secretary Robert F. Kennedy Jr. is replacing the members of ACIP, and some new members have previously voiced negative views regarding COVID-19 vaccines. It remains unclear whether U.S. FDA will make comparable changes with respect to its Vaccines and Related Biological Products Advisory Committee, which makes recommendations to U.S. FDA regarding novel vaccine products. Furthermore, on May 26, 2025, Secretary Kennedy directed the CDC to remove COVID-19 vaccines from the recommended immunization schedule for children and adolescents between six months and 17 years of age, and for pregnant individuals. Such changes and similar changes adopted by the current administration could, among other things, result in adverse recommendations from ACIP or delay ACIP decisions or other elements of the approval pathway, potentially adversely impacting vaccine availability and recommendations, which could have a material adverse effect on our results of operations and financial condition.

We may not succeed in obtaining or maintaining full U.S. FDA licensure or foreign regulatory approvals necessary to sell our vaccine candidates.

The development, manufacture and marketing of our pharmaceutical and biological products are subject to government regulation by the U.S. FDA and regulatory authorities in other jurisdictions, including the EMA and the Swedish Medical Products Agency (Läkemedelsverket, LV) with respect to our adjuvant product being developed in Sweden, as well as other country authorities into which active pharmaceutical ingredients and excipients are imported and/or manufactured by us or our sub-contracted manufacturers. In the U.S. and most foreign countries, we must complete rigorous preclinical testing and extensive clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product. In May 2025, the U.S. FDA approved our COVID-19 Vaccine, marketed as Nuvaxovid, for active immunization to prevent COVID-19 caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) in adults 65 years and older and individuals 12 through 64 years who have at least one underlying condition that puts them at high risk for severe outcomes from COVID-19. Our COVID-19 Vaccine has also received conditional marketing authorization, emergency use authorization, or full approval in the various other jurisdictions. We also have vaccine candidates in clinical trials and preclinical laboratory or animal studies.

Delays in obtaining regulatory approval, including regulatory decisions impacting labeling, approval or authorization, including the scope of the indicated population, product dosage, manufacturing processes, shelf life, safety and/or other matters, can be extremely costly in terms of lost sales opportunities, loss of any potential marketing advantage of being early to market and increased clinical trial costs. For example, our recently approved BLA covers a formulation of our product with a three month shelf life, and we have sought FDA approval through a BLA supplement to extend the shelf life to six months, for which, approval is pending as of the date of this Quarterly Report. The approval of this BLA supplement is necessary for the commercial viability of our COVID-19 Vaccine, given that a three month shelf life is unlikely to be commercially attractive to customers to whom we sell our products due to the short amount of unexpired shelf life available to them after completion of testing and distribution. Even if we do obtain approval of this BLA supplement, it may not be issued in time to distribute our product for use during the full 2025-2026 vaccination season. If we are delayed in offering our product during the 2025-2026 vaccination season, or we are unable to do so at all because of the failure to obtain or delay in obtaining approval of the BLA supplement, this could negatively impact our business and results of operations.

Moreover, even though we have obtained approval of a BLA, we are required to conduct postmarket clinical trials, which are time-consuming, expensive, and may ultimately not be successful. If we do not conduct our postmarket clinical trials to the satisfaction of the FDA or if we do not generate favorable data with respect to our marketed products in these or other studies, this could result in labeling changes, narrowed indications, or withdrawal of approval, and we could be subject to regulatory action.

There is no guarantee that the results obtained in preclinical studies or our clinical trials of our current and future vaccine candidates will be sufficient to obtain or maintain regulatory approval or marketing authorization for such vaccines and vaccine candidates. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an investigational new drug or other applicable regulatory submission, such regulatory authorities may change their requirements or recommendations in the future. Any delays or failure to obtain regulatory approvals or clearances to initiate our clinical trials may prevent us from completing our clinical trials or commercializing and marketing our current and future product candidates on a timely basis, if at all, which could negatively impact our results of operations and financial condition.

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

The speed at which multiple stakeholders are moving to create, test and approve vaccines for COVID-19 is highly unusual and may increase the risks associated with traditional vaccine development, which typically takes between eight and ten years. Given this accelerated timeline, we and regulators, such as the U.S. FDA, the EMA, and the Medicines and Healthcare products Regulatory Agency may make decisions more rapidly than is typical. Evolving or changing plans or priorities at the U.S. FDA or other regulatory bodies to whom we wish to apply for authorization, including based on new knowledge of COVID-19 and how the disease affects the human body, new variants of the virus, and regulatory policy changes (including those at U.S. agencies such as the DHHS, U.S. FDA, and CDC due to the change in U.S. presidential administration in January 2025), may significantly affect the regulatory pathway for our COVID-19 Vaccine. For example, in May 2023, the COVID-19 Public Health Emergency designation expired in the U.S. and the WHO determined that the COVID-19 pandemic no longer fit the definition of a Public Health Emergency of National Concern, which removed the justification for shortened regulatory timelines. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects.

In addition, the U.S. FDA’s or other regulatory authorities’ analysis of clinical data may differ from our interpretation, or regulators’ requirements and expectations for vaccine authorization or approval may change over time, with the result that the U.S. FDA or other regulators may require that we conduct additional clinical trials or non-clinical studies. The evolving regulatory pathway may impede the development, commercialization and/or licensure of our COVID-19 Vaccine. For example, on June 26, 2025, new FDA commissioner, Martin Makary, and the previous director of FDA’s Center for Biologics Evaluation and Research, co-authored a publication in the New England Journal of Medicine, in which they set forth a new FDA framework for the development of COVID-19 vaccines. According to the publication, FDA now recommends that sponsors of vaccines intended for otherwise healthy individuals under the age of 65 (e.g., those without an underlying medical condition that increases the risk of severe COVID-19) conduct randomized, placebo controlled trials to support BLA submissions for use of their COVID-19 vaccine candidates in these populations, while signaling the intent to continue approving BLAs for use in at-risk populations (e.g., those 65 years of age and older or those with underlying risk factors) on the basis of immunogenicity. Although the degree to which this policy will bind vaccine sponsors remains unclear, requirements to conduct placebo-controlled trials could increase expenses and/or delay or prevent the approval of new or modified COVID-19 vaccine candidates in patients who are not considered at-risk for severe COVID-19. Moreover, we are required to continue conducting clinical trials on a post-approval basis as a condition of approval of our BLA by the FDA, and regulators may require changes to our products as a result of the results of these studies.

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

We face uncertainty regarding the potential for changes in the regulatory environment following the change in presidential administration in January 2025. The new administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue the development and commercialization of vaccines or other products. For example, the federal government, including the DHHS, the U.S. FDA, and the Centers for Disease Control and Prevention, may implement legislative, regulatory, or policy changes regarding the standards for approving new or updated vaccines, vaccine safety requirements, recommended immunization schedules for COVID-19 and other vaccinations and other information shared with the public regarding vaccines, vaccine coverage and reimbursement under federal healthcare programs, and manufacturer liability for vaccine-associated injuries. For additional information, refer to the risk factor titled “Even if we successfully commercialize any of our vaccine candidates, either alone or in collaboration, we face uncertainty with respect to pricing, third-party reimbursement and healthcare reform, all of which could be subject to change and could adversely affect any commercial success of our vaccine candidates.”

Additionally, because one objective of the current Trump administration appears to be to decrease spending in the federal government, the U.S. FDA has faced staff reductions, which could impact the U.S. FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current Trump administration may affect the U.S. FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the U.S. FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

Item 5.    Other Information
During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	General Release of Claims and Separation Agreement between the Company and John Trizzino, dated June 20, 2025

10.2*†	Consulting and Advisory Agreement between the Company and John Trizzino, dated May 27, 2025

10.3*†	Amended Collaboration Agreement between the Company and Takeda Pharmaceutical Company Limited, dated April 29, 2025

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three and six-month periods ended June 30, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 2025 and 2024, (iii) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit for the three and six-month periods ended June 30, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________
*Filed or furnished herewith.
† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: August 6, 2025	By:	/s/ John C. Jacobs
John C. Jacobs President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)