Form 10-Q
period 2025-09-30
NOVAVAX INC
filed 2025-11-06
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

700 Quince Orchard, Gaithersburg, MD 20878
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 162,498,995 as of October 31, 2025.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024	2
	Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	3
	Unaudited Consolidated Statements of Changes in Stockholders Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46
PART II. OTHER INFORMATION		47
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	49
Item 5	Other Information	50
Item 6.	Exhibits	51
SIGNATURES		52

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product sales	$13,442	$41,528	$645,844	$153,952
Licensing, royalties, and other	57,003	42,984	330,496	439,899
Total revenue	70,445	84,512	976,340	593,851

Expenses:
Cost of sales	21,496	60,619	50,936	166,070
Research and development	98,274	87,164	266,444	286,789
Selling, general, and administrative	31,655	70,747	123,357	258,843
Impairment of assets held for sale	97,038	—	97,038	—
Total expenses	248,463	218,530	537,775	711,702
Income (loss) from operations	(178,018)	(134,018)	438,565	(117,851)
Other income (expense):
Interest expense	(5,482)	(4,236)	(16,723)	(12,490)
Loss on debt extinguishment	(28,714)	—	(28,714)	—
Other income, net	9,178	15,922	31,136	27,307
Income (loss) before income tax expense	(203,036)	(122,332)	424,264	(103,034)
Income tax expense (benefit)	(657)	(1,032)	1,489	3,435
Net income (loss)	$(202,379)	$(121,300)	$422,775	$(106,469)

Net income (loss) per share:
Basic	$(1.25)	$(0.76)	$2.61	$(0.71)
Diluted	$(1.25)	$(0.76)	$2.53	$(0.71)
Weighted average number of common shares outstanding:
Basic	162,353	160,049	161,811	149,486
Diluted	162,353	160,049	168,195	149,486
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(202,379)	$(121,300)	$422,775	$(106,469)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale marketable securities	95	393	545	243
Foreign currency translation adjustment	(1,382)	13,713	20,269	633
Other comprehensive income (loss)	(1,287)	14,106	20,814	876
Comprehensive income (loss)	$(203,666)	$(107,194)	$443,589	$(105,593)

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268,023	$530,230
Marketable securities	494,871	392,888
Restricted cash	10,816	10,626
Accounts receivable	34,174	108,285
Inventory	13,511	8,749
Prepaid expenses and other current assets	45,532	78,164
Assets held for sale	107,663	—
Total current assets	974,590	1,128,942
Property and equipment, net	49,120	138,413
Right of use asset, net	23,873	161,585
Goodwill	113,080	107,478
Other non-current assets	19,226	24,000
Total assets	$1,179,889	$1,560,418
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,227	$41,579
Accrued expenses	115,586	211,165
Deferred revenue	104,251	675,067
Current portion of finance lease liabilities	5,036	7,009
Other current liabilities	138,334	219,596
Liabilities held for sale	51,435	—
Total current liabilities	429,869	1,154,416
Deferred revenue	397,105	446,819
Convertible notes payable	243,835	169,684
Non-current finance lease liabilities	2,269	53,726
Other non-current liabilities	263,483	359,614
Total liabilities	1,336,561	2,184,259

Commitments and contingencies (Note 15)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—

Stockholders' deficit:
Common stock, $0.01 par value, 600,000,000 shares authorized at September 30, 2025 and December 31, 2024; 164,817,266 shares issued and 162,470,138 shares outstanding at September 30, 2025 and 161,942,677 shares issued and 160,421,136 shares outstanding at December 31, 2024	1,648	1,619
Additional paid-in capital	4,531,763	4,501,403
Accumulated deficit	(4,585,675)	(5,008,450)
Treasury stock, cost basis, 2,347,128 shares at September 30, 2025 and 1,521,541 shares at December 31, 2024	(102,663)	(95,854)
Accumulated other comprehensive loss	(1,745)	(22,559)
Total stockholders’ deficit	(156,672)	(623,841)
Total liabilities and stockholders’ deficit	$1,179,889	$1,560,418
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Three and Nine Months Ended September 30, 2025 and 2024
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at June 30, 2025	164,475,337	$1,645	$4,522,193	$(4,383,296)	$(102,459)	$(458)	$37,625
Stock-based compensation	—	—	8,549	—	—	—	8,549
Stock issued under incentive programs	341,929	3	1,021	—	(204)	—	820
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	95	95
Foreign currency translation adjustment	—	—	—	—	—	(1,382)	(1,382)
Net loss	—	—	—	(202,379)	—	—	(202,379)
Balance at September 30, 2025	164,817,266	$1,648	$4,531,763	$(4,585,675)	$(102,663)	$(1,745)	$(156,672)

Balance at June 30, 2024	161,267,120	$1,613	$4,477,748	$(4,806,120)	$(94,439)	$(10,508)	$(431,706)
Stock-based compensation	—	—	12,049	—	—	—	12,049
Stock issued under incentive programs	291,127	3	833	—	(421)	—	415
Unrealized gain on marketable securities	—	—	—	—	—	393	393
Foreign currency translation adjustment	—	—		—	—	13,713	13,713
Net loss	—	—	—	(121,300)	—	—	(121,300)
Balance at September 30, 2024	161,558,247	$1,616	$4,490,630	$(4,927,420)	$(94,860)	$3,598	$(526,436)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2024	161,942,677	$1,619	$4,501,403	$(5,008,450)	$(95,854)	$(22,559)	$(623,841)
Stock-based compensation	—	—	28,048	—	—	—	28,048
Stock issued under incentive programs	2,874,589	29	2,312	—	(6,809)	—	(4,468)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	545	545
Foreign currency translation adjustment	—	—	—	—	—	20,269	20,269
Net income	—	—	—	422,775	—	—	422,775
Balance at September 30, 2025	164,817,266	$1,648	$4,531,763	$(4,585,675)	$(102,663)	$(1,745)	$(156,672)

Balance at December 31, 2023	140,506,093	$1,405	$4,192,164	$(4,820,951)	$(92,267)	$2,722	$(716,927)
Stock-based compensation	—	—	37,704	—	—	—	37,704
Stock issued under incentive programs	1,958,757	20	4,544	—	(2,593)	—	1,971
Issuance of common stock, net of issuance costs of $3,830	19,093,397	191	256,218	—	—	—	256,409
Unrealized gain on marketable securities	—	—	—	—	—	243	243
Foreign currency translation adjustment	—	—	—	—	—	633	633
Net loss	—	—	—	(106,469)	—	—	(106,469)
Balance at September 30, 2024	161,558,247	$1,616	$4,490,630	$(4,927,420)	$(94,860)	$3,598	$(526,436)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net income (loss)	$422,775	$(106,469)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,488	35,979
Non-cash stock-based compensation	28,048	37,704
Provision for excess and obsolete inventory	1,945	19,913
Impairment of assets held for sale	97,038	—
Impairment of long-lived assets	3,382	5,431
Loss on debt extinguishment	28,714	—
Other items, net	4,453	(3,786)
Changes in operating assets and liabilities:
Inventory	(5,388)	13,103
Accounts receivable, prepaid expenses, and other assets	112,980	353,176
Accounts payable, accrued expenses, and other liabilities	(301,023)	(343,158)
Deferred revenue	(620,572)	74,007
Net cash provided by (used in) operating activities	(205,160)	85,900

Investing Activities:
Capital expenditures	(3,484)	(11,125)
Purchases of available-for-sale marketable securities	(349,736)	(441,265)
Proceeds from maturities of available-for-sale marketable securities	255,125	105,607
Internal-use software	(655)	(1,262)
Net cash provided used in investing activities	(98,750)	(348,045)

Financing Activities:
Net proceeds from sales of common stock	—	263,272
Proceeds on the issuance of Convertible Senior Notes due 2031, net of issuance costs	42,606	—
Net proceeds from the exercise of stock-based awards	(4,468)	1,971
Finance lease payments	(3,797)	(1,238)
Net cash provided by financing activities	34,341	264,005
Effect of exchange rate on cash, cash equivalents, and restricted cash	7,634	2,917
Net increase (decrease) in cash, cash equivalents, and restricted cash	(261,935)	4,777
Cash, cash equivalents, and restricted cash at beginning of period	545,292	583,810
Cash, cash equivalents, and restricted cash at end of period	$283,357	$588,587

Supplemental disclosure of non-cash activities:
Issuance of Convertible Senior Notes due 2031 in exchange for Convertible Senior Notes due 2027	$175,305	$—
Right-of-use assets from new lease agreements	$1,803	$(4,302)
Capital expenditures included in accounts payable and accrued expenses	$250	$1,607
Internal-use software included in accounts payable and accrued expenses	$—	$320

Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$12,113	$8,500
Cash paid for income taxes, net of refunds	$8,800	$641

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
Note 1 – Organization and Business
Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) is tackling global health challenges through scientific innovation by leveraging its deep scientific expertise in vaccines and cutting-edge technology platform. The differentiated platform features the Company’s recombinant protein-based nanoparticle technology and its unique Matrix-M® adjuvant.

The Company’s corporate growth strategy seeks to create value from its proven technology platform by advancing research and development (“R&D”) innovation, organically growing its portfolio and strengthening existing partnerships while working actively to forge new collaborations. The Company’s three strategic priorities are: focusing on its partnership with Sanofi Pasteur Inc. ("Sanofi”) announced in May 2024, enhancing existing partnerships while leveraging its technology platform and pipeline to forge additional partnerships, and advancing its proven technology platform and early-stage pipeline. The Company’s corporate growth strategy is supported by a lean, agile, and focused operating model.

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

Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the periods presented. Although the Company believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted under the rules and regulations of the United States Securities and Exchange Commission (“SEC”).
The accompanying unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The aggregate foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency were a $1.8 million and $0.2 million gain, and a $1.2 million and $7.9 million loss for the three and nine months ended September 30, 2025 and 2024, respectively, which are reflected in Other income, net.
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

The Company reclassified $3.3 million and $13.5 million of revenue previously reported as License, royalties, and other revenue to Product sales for the three and nine ended September 30, 2024 related to adjuvant supply sales and other supply sales. This presentation aligns with the Company’s enhanced focus on supply sales to partners.
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
As of September 30, 2025, the Company had $268.0 million in cash and cash equivalents, $494.9 million in marketable securities, and working capital of $544.7 million. During the nine months ended September 30, 2025, the Company recognized net income of $422.8 million and had net cash flows used in operating activities of $205.2 million.
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
Restructuring
The Company recognizes restructuring charges when such costs are incurred. The Company’s restructuring charges consist of employee severance and other termination benefits related to the reduction of its workforce, the consolidation of facilities, and infrastructure and other costs. Termination benefits are expensed on the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit is estimable. When the Company commits to a plan to sell a disposal group and meets the criteria for classification as held for sale under ASC 360, Property, Plant, and Equipment (“ASC 360”), the disposal group is classified as held for sale. It is subsequently measured at the lower of its carrying amount or fair value less cost to sell. Upon reclassification, depreciation and amortization cease, and any resulting impairment loss is recognized immediately within Impairment of assets held for sale in the Consolidated Statements of Operations. The assets and any associated liabilities are presented separately as current assets and current liabilities on the Consolidated Balance Sheets, as the Company expects to divest the disposal group within 12 months.
See Note 16 for additional information on the impairment of assets and on the severance and employee benefit costs for terminated employees in connection with the Company's Restructuring Plan, as defined in Note 16.
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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). This standard is intended to improve the operability and application of guidance related to capitalized software development costs and becomes effective January 1, 2028. The Company is assessing the potential impact this ASU may have on the Company’s consolidated financial statements and disclosures upon adoption.
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
Note 3 – Marketable Securities
Marketable securities were classified as available-for-sale as of September 30, 2025 and December 31, 2024, comprised of (in thousands):

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Treasury securities	$171,765	$607	$—	$172,372	$184,438	$116	$—	$184,554
Corporate debt securities	322,521	—	(22)	322,499	208,410	—	(76)	208,334
Total marketable securities	$494,286	$607	$(22)	$494,871	$392,848	$116	$(76)	$392,888

As of September 30, 2025, investments in marketable securities were comprised of $172.4 million of treasury securities, of which $10.0 million mature in 2025 and $162.4 million mature in 2026, and $322.5 million of corporate debt securities, of which $88.4 million mature in 2025 and $234.1 million mature in 2026. As of December 31, 2024, investments in marketable securities comprised of $184.6 million of treasury securities, of which $23.0 million mature in 2025 and $161.5 million mature in 2026, and $208.3 million of corporate debt securities, of which $195.2 million mature in 2025 and $13.1 million mature in 2026. Marketable securities are classified as Current assets in the Consolidated balance sheet of the Company as of September 30, 2025 and December 31, 2024. During the three and nine months ended September 30, 2025, the Company recognized interest income of $7.2 million and $22.2 million, respectively, from its investments in securities. During the three and nine months ended September 30, 2024, the Company recognized interest income of $12.3 million and $28.0 million, respectively, from its investments in securities. This income is included within Other income, net on the consolidated statements of operations. Based on the Company’s policy under the expected credit loss model, including an assessment of the investment portfolio as of September 30, 2025 and December 31, 2024, the Company concluded that any unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses has not been recorded. As of September 30, 2025, the Company does not have the intent to sell its available-for-sale investments with an unrealized loss position, and it is more likely than not that the Company will not be required to sell these investments before their anticipated recovery of amortized cost bases, which may be at maturity. As of September 30, 2025 and December 31, 2024, the Company held no securities that were in an unrealized loss position for more than 12 months.

Note 4– Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at September 30, 2025			Fair Value at December 31, 2024
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$106,160	$—	$—	$287,393	$—	$—
Government-backed securities(1)	—	150,000	—	—	130,000	—
Treasury securities	—	172,372	—	—	184,554	—
Corporate debt securities(2)	—	322,499	—	—	243,158	—
Total cash equivalents and marketable securities	$106,160	$644,871	$—	$287,393	$557,712	$—
Liabilities
5.00% Convertible notes due 2027	$—	$30,269	$—	$—	$174,386	$—
4.625% Convertible notes due 2031	$—	$252,241	$—	$—	$—	$—

(1)Classified as cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively, on the consolidated balance sheets.
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
During the nine months ended September 30, 2025 and 2024, the Company did not have any transfers between levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.
Note 5 – Revenue
The Company's accounts receivable included $28.9 million and $102.9 million related to amounts that were billed to customers and $5.2 million and $5.4 million related to amounts which had not yet been billed to customers as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025 and 2024, changes in the Company’s accounts receivables, allowance for credit losses, and deferred revenue balances were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Accounts receivable:
Nine Months Ended September 30, 2025	$115,960	$481,143	$(555,254)	$41,849
Nine Months Ended September 30, 2024	304,916	882,979	(1,085,258)	102,637
Allowance for credit losses(1):
Nine Months Ended September 30, 2025	(7,675)	—	—	(7,675)
Nine Months Ended September 30, 2024	(7,675)	—	—	(7,675)
Deferred revenue(2):
Nine Months Ended September 30, 2025	1,121,886	25,595	(646,125)	501,356
Nine Months Ended September 30, 2024	863,520	363,758	(98,490)	1,128,788
(1)    There was no allowance for credit losses recorded during the nine months ended September 30, 2025 or 2024. To estimate the allowance for credit losses, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.

(2)    Deductions from Deferred revenue generally relate to the recognition of revenue once performance obligations on a contract with a customer are met. During the nine months ended September 30, 2025, deductions include $555.7 million related to the Canada Advanced Purchase Agreement (“APA”) termination, discussed below. During the nine months ended September 30, 2024, additions included a $225.0 million reclassification of an upfront payment from Other current liabilities to Deferred revenue related to the settlement with Gavi as discussed below.

As of September 30, 2025, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties and constrained variable consideration, was $0.6 billion, of which $0.5 billion as included in Deferred revenue. Failure to meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations may require the Company to refund portions of upfront and other payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing and the Company’s ability to fulfill performance obligations related to APAs will depend on the timing of product manufacturing, receipt of marketing authorizations for its updated COVID-19 Vaccine, delivery of doses based on customer demand, and the ability of the customer to request the Company’s updated vaccine under certain of the Company’s APAs. In the first quarter of 2025, the Company received written notice of a $23.0 million claim related to certain performance obligations under an APA agreement with a customer. The Company believes it has fulfilled the requirements related to this matter and is evaluating the merits of the claim. The timing to fulfill performance obligations related to the Sanofi Collaboration and License Agreement (“Sanofi CLA”) will depend on the timing of research and development transition services that support further regulatory approval and development of the COVID-19 Vaccine (“Sanofi Transition Services”) and services related to the technology transfer of the existing manufacturing process for the COVID-19 Vaccine Products and Matrix-M™ adjuvant (the “Sanofi Technology Transfer”) and delivery of doses and other materials based on Sanofi demand.
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
As of September 30, 2025, the remaining amounts included on the Company’s consolidated balance sheet were $225.0 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80.0 million in Other current liabilities, and $210.0 million in Other non-current liabilities. In addition, the Company and Gavi entered into a security agreement pursuant to which Novavax granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6), which will continue for the deferred payment term of the Gavi Settlement Agreement.

Product Sales
During the three and nine months ended September 30, 2025 and 2024, the categories of Product sales were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales
Nuvaxovid sales(1)	$(332)	$38,210	$605,599	$140,438
Supply sales(2)	13,774	3,318	40,245	13,514
Total Product sales	$13,442	$41,528	$645,844	$153,952
(1)Nuvaxovid sales are sales of the Company’s COVID-19 Vaccine associated with APAs with governments and commercial markets, where the Company is the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors. During the three months ended September 30, 2025, Nuvaxovid sales include excess gross-to-net deductions primarily due to updates to estimated product returns.
(2)Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and other material sales to the Company’s partners.
As of September 30, 2025 and 2024, changes in the Company’s gross-to-net deductions balances were as follows (in thousands):

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2024	$21,136	$116,697	$137,833
Amounts charged against Product sales(1)	14,718	37,141	51,859
Credits/deductions	(35,137)	(152,405)	(187,542)
Balance as of September 30, 2025	$717	$1,433	$2,150

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2023	$21,072	$84,616	$105,688
Amounts charged against Product sales(1)	60,092	80,593	140,685
Credits/deductions	(56,583)	(86,937)	(143,520)
Balance as of September 30, 2024	$24,581	$78,272	$102,853
(1)    For the nine months ended September 30, 2025 and 2024, amounts charged against Product sales include $2.2 million and $4.2 million of adjustments made to prior period Product sales due primarily to changes in the estimate of product returns.

As of September 30, 2025, $0.1 million of gross-to-net deductions were included in and reduced Accounts receivable and $2.1 million were included in Accounts payable on the consolidated balance sheet. As of December 31, 2024, $77.1 million of gross-to-net deductions were included in Accrued expenses, $10.1 million were included in Accounts payable, and $50.6 million were included in and reduced Accounts receivable on the consolidated balance sheet.
The Company has an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). As of September 30, 2025, $31.3 million was classified as current Deferred revenue and $102.6 million was classified as non-current Deferred revenue with respect to the Australia APA in the Company’s consolidated balance sheet, which will be recognized in Product sales as doses are delivered to Australia. Australia may cancel doses that are due to be delivered in 2025 if the Company does not receive regulatory approval for, and deliver, the updated COVID-19 Vaccine on or before December 31, 2025, and may terminate the Australian APA, as amended, if the Company does not receive regulatory approval for, and deliver, the updated COVID-19 Vaccine on or before March 31, 2026. Following the withdrawal of the Company’s application for authorization of its updated COVID-19 Vaccine in July 2025 at the request of the Therapeutic Goods Administration (“TGA”), the Company is currently in discussions with the TGA, regarding potential regulatory paths for approval, including the submission of a new application. The Company may seek to further amend the Australian APA in light of this development, which may not be achievable on acceptable terms or at all. In the event that the Company does not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 Vaccine, up to $92.5 million of deferred revenue may become refundable if the Australian APA were to be terminated, of which $10.8 million may become refundable if 2025 dose deliveries were cancelled.
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
Licensing, royalties, and other by license partner for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Licensing, royalties, and other
Sanofi	$48,294	$36,115	$288,027	$429,012
Takeda	6,445	4,918	33,657	4,918
Other partners(1)	2,264	1,951	8,812	5,969
Total licensing, royalties, and other revenue	$57,003	$42,984	$330,496	$439,899

(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as Serum and SK bioscience, Co., Ltd.
Sanofi licensing, royalties, and other revenue were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sanofi licensing, royalties, and other revenue
Licensing:
Upfront fee	$—	$3,392	$—	$389,642
Milestones	—	—	175,000	—
Royalties	4,196	—	4,196	—
Transition services and technology transfer:
Upfront fee amortization(1)	(1,083)	14,973	31,097	19,546
Milestones amortization(1)	(645)	7,032	14,163	9,105
Cost reimbursements	45,826	10,718	63,571	10,719
Total Sanofi licensing, royalties, and other revenue	$48,294	$36,115	$288,027	$429,012
(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to a portion of the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time. During the three months ended September 30, 2025, the Company recognized a change in estimate to cumulative revenue recognized for the Sanofi Transition Services performance obligation of $12.5 million as further described in Note 6, which also resulted in a reduction in upfront fee and milestone amortization revenue during the third quarter of 2025, and an increase in cost reimbursement revenue.

Takeda licensing, royalties, and other revenue were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Takeda licensing, royalties, and other revenue
Licensing:
Upfront fee(1)	$—	$—	$18,500	$—
Milestones	4,717	—	8,151	$—
Royalties	1,456	4,564	6,456	$4,564
Support services	272	354	550	354
Tota Total Takeda licensing, royalties, and other revenue	$6,445	$4,918	$33,657	$4,918
(1)`Upfront fee includes $14.5 million of nonrefundable upfront payments associated with the Amended Takeda CLA as defined below and $4.0 million of previously unrecognized consideration from the Original Takeda CLA.

Note 6 – Collaboration, License, and Supply Agreements
As of September 30, 2025, the Company’s material collaborations, license and supply agreements were as follows:
Serum
The Company previously granted SII exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of its prototype vaccine, NVX-CoV2601, its updated vaccine, and its COVID-19-Influenza (“CIC”) vaccine candidate. SII agreed to purchase the Company's Matrix-M adjuvant and the Company granted SII a non-exclusive license to manufacture the antigen drug substance component of the Company’s COVID-19 Vaccine in SII’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. The Company and SII equally split the revenue from SII’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. In May 2024, the Company and SLS entered into a supply agreement (the “SLS Supply Agreement”) under which SLS agreed to supply the Company with antigen drug substance and finished COVID-19 Vaccine doses. The SLS Supply Agreement includes the general terms and conditions of supply orders between the Company and SLS. The Company and SLS execute firm purchase orders, which include specific quantities to be delivered under the SLS Supply Agreement. The Company agreed to supply SLS with all Matrix-M adjuvant needed to manufacture finished COVID-19 Vaccine doses. In August 2022, the Company and SII entered into an influenza license agreement under which the Company granted SII licenses to develop, manufacture, and commercialize certain vaccine products including influenza vaccine products and influenza and coronavirus combination vaccine products (“Flu/CIC”) and is obligated for the purchase up to approximately $36 million of certain raw materials under related agreements with SII. In June 2025, the Company announced results of the initial cohort of its clinical study for its Flu/CIC vaccine candidates with the intent of partnering these programs. In March 2020, the Company entered into an agreement with SII that granted SII a non-exclusive license for the use of Matrix-M adjuvant supplied by the Company to develop, manufacture, and commercialize R21/Matrix-M adjuvant (“SII R21 Agreement”), a malaria vaccine created by the Jenner Institute, University of Oxford (“R21/Matrix-M”). In December 2023, R21/Matrix-M received prequalification by the World Health Organization (“WHO”). Under the SII R21 Agreement, SII purchases the Company's Matrix-M adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
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
The Company recognized revenue of $6.2 million and $33.1 million related to the Updated Takeda License during the three and nine months ended September 30, 2025, respectively. The Takeda Support Services are recognized in revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Takeda Support Services for the three and nine months ended September 30, 2025 was $0.3 million and $0.6 million, respectively.
Under the Amended Takeda CLA, the Company received a non-refundable upfront payment of $19.5 million of which $5.0 million is creditable against royalties owed by Takeda for its fiscal year 2024. In addition, on an annual basis, the Company will receive $2.0 million to compensate it for services provided by the Company under the Amended Takeda CLA. If Takeda receives marketing approval of the COVID-19 Vaccine in that year or such approval is not necessary for such year, the Company will receive an additional $8.0 million annual milestone payment, of which $5.0 million is creditable against royalties owed by Takeda in its fiscal year 2025 or thereafter. The parties have also updated the financial terms to replace the share of operating profits and, instead, provide the Company with a tiered royalty as a percentage of Takeda’s, its affiliates’ and sublicensees’ total net sales in the mid to high-teen percentages (subject to certain capped royalty reductions), commencing on April 1, 2024 and will continue until the later of (a) twenty years after April 29, 2025, (b) all the Company’s know-how licensed under the Amended Takeda CLA has become publicly available through no fault of Takeda, and (c) the expiration of the last valid claim in the intellectual property rights licensed by the Company to Takeda under the Amended Takeda CLA covering COVID-19 Vaccine in Japan. During the three months ended September 30, 2025, the Company recognized $4.7 million of milestone revenue for additional milestones earned under the Takeda CLA.
Sanofi
In May 2024, Novavax entered into the Sanofi CLA, to co-commercialize the Company’s COVID-19 Vaccine, including future updated versions that address seasonal COVID-19 variants. Under the terms of the agreement, the Company continued to commercialize its updated COVID-19 Vaccine through the end of the 2024-2025 vaccination season. Beginning in 2025 and continuing during the term of the Sanofi CLA, the Company and Sanofi will commercialize the COVID-19 Vaccine worldwide in accordance with a commercialization plan agreed by the parties, under which Novavax will continue to supply certain of its existing APA customers and strategic partners, including Takeda and SII. Upon completion of the existing APAs, the Company and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction. Sanofi has the right to develop novel influenza-COVID-19 combination vaccines utilizing the Company’s COVID-19 Vaccine and Sanofi’s seasonal influenza vaccine, combination products containing the Company’s COVID-19 Vaccine and one or more non-influenza vaccines, and multiple new vaccines utilizing the Company’s Matrix-M adjuvant. The Company is also responsible for performing services related to Sanofi Technology Transfer. Until the successful completion of such transfer, the Company will supply Sanofi with both COVID-19 Vaccine products and Matrix-M intermediary components for Sanofi’s use and is eligible for reimbursement of such costs from Sanofi. In addition, the Company is responsible for Sanofi Transition Services and, in certain cases, is eligible for reimbursement of such costs from Sanofi.
Pursuant to the Sanofi CLA, the Company is eligible to receive development, technology transfer, launch, and sales milestone payments for COVID-19 Vaccine products, CIC products, and Adjuvant products. The Company is also eligible to receive royalty payments on Sanofi’s sales of such licensed products.

The Company is eligible to receive milestone payments totaling up to $350 million in the aggregate with respect to the COVID-19 Vaccine products, of which $125 million remains outstanding, and royalty payments in the high teens to low twenties percent on Sanofi’s sales of such licensed products. As of September 30, 2025, the remaining milestone payments are comprised of $25 million upon the transfer of the U.S. marketing authorization to Sanofi, $25 million upon the transfer of European Medicines Agency (“EMA”) approval of a COVID-19 Vaccine product in a pre-filled syringe to Sanofi, and $75 million upon the completion of the technology transfer of the Company’s manufacturing process for the COVID-19 Vaccine products to Sanofi. During the three and nine month period ended September 30, 2025, the Company recognized $4.2 million of royalties on Sanofi sales of COVID-19 Vaccine products. The Company achieved the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 and the $175 million milestone for the U.S. Food and Drug Administration (“U.S. FDA”) approval of the Biologics License Application (“BLA”) for the Company’s COVID-19 Vaccine product in a pre-filled syringe in the second quarter of 2025, both of which have been received from Sanofi. Of the $125 million of milestones remaining outstanding as of September 30, 2025, the Company achieved the $25 million milestone for the transfer of the EMA approval to Sanofi and the $25 million milestone for the transfer of the transfer of the U.S. marketing authorization to Sanofi in October and November 2025, respectively.
The Company is eligible to receive milestone payments totaling up to $125 million with respect to CIC products upon achievement of certain CIC Product-related development milestones and $225 million in CIC Product-related launch milestones. The Company is eligible to receive royalty payments in the high teens to low twenties percent on Sanofi’s sales of such licensed products.
The Company is also eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and mid-single digit sales royalties for 20 years on Sanofi’s sales of all such licensed products. In addition, a portion of the technology transfer costs and R&D costs incurred by the Company will be reimbursed by Sanofi in accordance with agreed upon plans and budgets.
The Sanofi Transition Services and Sanofi Technology Transfer are recognized in revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Sanofi Transition Services and Sanofi Technology Transfer for three and nine month period ended September 30, 2025 was $44.1 million and $108.8 million, respectively. Revenue recognized related to Sanofi Transition Services and Sanofi Technology Transfer for three and nine month period ended September 30, 2024 was $32.7 million and $39.4 million, respectively. The Company’s consolidated balance sheet as of September 30, 2025 includes a deferred revenue balance of $32.9 million ($24.3 million included in Deferred revenue, current portion and $8.6 million included in Deferred revenue, non-current portion) related to Sanofi Transition Services and Sanofi Technology Transfer. The Company recognized cumulative catch-up adjustments related to changes in estimates, which resulted in an increase to revenue of $12.5 million and $14.8 million during three and nine months ended September 30, 2025, respectively. These changes in estimates resulted primarily from a change in both the total expected costs and the amount of variable consideration for Sanofi Transition Services, driven by a letter agreement with Sanofi executed in the third quarter of 2025 related to the postmarking commitment to conduct a Phase 4 prospective, randomized, double-blinded, placebo-controlled efficacy and safety trial in individuals aged 50 through 64 without high-risk conditions for severe COVID-19 requested as part of the FDA’s BLA approval. The Company also updated its estimates of expected costs and total variable consideration for additional manufacturing development activities performed by SII in support of Sanofi Transition Services during the third quarter of 2025.
The Company recognized an asset for $35.0 million of direct costs incurred to obtain the Sanofi CLA. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods and services in the Sanofi CLA. The Company recognized $0.9 million and $2.7 million of amortization expense related to the asset in Selling, general, and administrative expense for the three and nine months ended September 30, 2025, respectively. The Company recognized $0.9 million and $28.0 million of amortization expense related to the asset in Selling, general, and administrative expense for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, $3.4 million of these costs remain to be amortized.

Note 7 – Earnings per Share
Basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss), basic	$(202,379)	$(121,300)	$422,775	$(106,469)
Interest on convertible notes	—	—	2,252	—
Net income (loss), dilutive	(202,379)	(121,300)	425,027	(106,469)
Denominator:
Weighted average number of common shares outstanding, basic	162,353	160,049	161,811	149,486
Effect of dilutive securities	—	—	6,384	—
Weighted average number of common shares outstanding, dilutive	162,353	160,049	168,195	149,486
Net income (loss) per share:
Basic	$(1.25)	$(0.76)	$2.61	$(0.71)
Diluted	$(1.25)	$(0.76)	$2.53	$(0.71)

Anti-dilutive securities excluded from calculations of diluted net income per share	29,519	25,234	17,386	25,311
Note 8 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sums to the total of such amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$268,023	$530,230
Restricted cash, current	10,816	10,626
Restricted cash, non-current(1)	4,518	4,436
Cash, cash equivalents, and restricted cash	$283,357	$545,292
(1)Classified as Other non-current assets as of September 30, 2025 and December 31, 2024, on the consolidated balance sheets.
Note 9 – Inventory
Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$1,783	$2,087
Semi-finished goods	7,291	4,899
Finished goods	4,437	1,763
Total inventory	$13,511	$8,749
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments, offset by recoveries of such commitments, are recorded as a component of cost of sales in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2025, inventory write-downs were

$0.2 million and $1.9 million, respectively, and losses on firm purchase commitments were $0.3 million for both periods. For the three and nine months ended September 30, 2024, inventory write-downs were $1.4 million and $19.9 million, respectively, and losses on firm purchase commitments net of recoveries were $4.1 million and $5.8 million, respectively.
Note 10 – Goodwill
The Company has one reporting unit. No goodwill impairment was identified for the period ended September 30, 2025. The Company had a negative carrying value as of September 30, 2025 and December 31, 2024. The change in the carrying amounts of goodwill for the nine months ended September 30, 2025 was as follows (in thousands):

Amount
Balance at December 31, 2024	$107,478
Currency translation adjustments	5,602
Balance at September 30, 2025	$113,080
Note 11 – Long-Term Debt
Total convertible notes payable consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
5.00% Convertible Senior Notes due 2027	$26,485	$175,250
4.625% Convertible Senior Notes due 2031	225,000	—
Unamortized debt issuance costs	(7,650)	(5,566)
Total convertible notes payable	$243,835	$169,684
    As of September 30, 2025 and December 31, 2024, the effective interest rate of the Convertible Senior Notes due 2027 is 6.2%. As of September 30, 2025, the effective interest rate of the Convertible Senior Notes due 2031 is 5.3%.
The interest expense incurred in connection with the convertible notes payable consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Coupon interest	$2,554	$2,192	$6,937	$6,576
Amortization of debt issuance costs	402	416	1,287	1,248
Total interest expense on convertible notes payable	$2,956	$2,608	$8,224	$7,824
Convertible Senior Notes Due 2031
In August 2025, the Company issued $225.0 million aggregate principal amount of its 4.625% Convertible Senior Notes due 2031 (the “2031 Notes”) consisting of (a) $175.3 million principal amount of 2031 Notes issued in exchange for $148.8 million principal amount of the Company’s 5.00% Convertible Senior Notes due 2027 (the “2027 Notes”), and (b) approximately $49.7 million principal amount of 2031 Notes issued for cash, in each case, pursuant to exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder.
The 2031 Notes were issued pursuant to, and are governed by, an indenture (the “2031 Indenture”), dated as of August 27, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A. as trustee.

The 2031 Notes are senior, unsecured obligations of the Company and accrue interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026. The 2031 Notes will mature on September 1, 2031, unless earlier repurchased, redeemed or converted. Before June 1, 2031, noteholders have the right to convert their 2031 Notes only upon the occurrence of certain events. From and including June 1, 2031, noteholders may convert their 2031 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, based on the applicable conversion rate. The initial conversion rate is 89.7384 shares of common stock per $1,000 principal amount of 2031 Notes, which represents an initial conversion price of approximately $11.14 per share of common stock. The initial conversion price represents a premium of approximately 28% over the last reported sale price of the Company’s common stock on August 20, 2025. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2031 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. The initial maximum conversion rate is 114.4164 shares of common stock per $1,000 principal amount of 2031 Notes.

The 2031 Notes are redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after September 5, 2028 and before the 41st scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. However, the Company may not redeem less than all of the outstanding 2031 Notes unless at least $50.0 million aggregate principal amount of 2031 Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The redemption price is equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the relevant redemption date.

Holders of the 2031 Notes will have the right to require the Company to repurchase all or part of their 2031 Notes for cash in the event of certain Fundamental Changes (as defined in the 2031 Indenture), at a repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date.

In accordance with ASC 470-50 Modification and Extinguishments, the Company determined that the modified terms of the $175.3 million principal amount of the 2031 Notes were substantially different than the terms of $148.8 million principal amount of the 2027 Notes they were exchanged for, and therefore, the exchange was accounted for as an extinguishment of the 2027 Notes and Issuance of 2031 Notes. The Company recorded a loss on debt extinguishment of $28.7 million related to the exchange.

The initial purchasers’ fees and the Company’s issuance costs related to the issuance of the 2031 Notes totaled $7.1 million, which were recorded as a reduction to the 2031 Notes on the consolidated balance sheet and is being amortized and recognized as additional interest expense over the six-year contractual term of the 2031 Notes using the effective interest rate of 5.3%.

Note 12 – Stockholders’ Deficit
In August 2023, the Company entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated its then-existing At Market Issuance Sales agreement entered in June 2021. During the three and nine months ended September 30, 2025, no sales were recorded under the August 2023 Sales Agreement. During the three and nine months ended September 30, 2024, the Company sold 12.2 million shares of its common stock resulting in net proceeds of approximately $188 million, under the August 2023 Sales Agreement. As of September 30, 2025, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
In May 2024, the Company also entered into the securities subscription agreement, pursuant to which the Company sold and issued to Sanofi, in a private placement, 6.9 million shares of the Company’s common stock, par value $0.01 per share, at a price of $10.00 per share for aggregate gross proceeds to the Company of $68.8 million.
Note 13 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the grant of share-based awards to individuals who were not previously employees, or following a bona fide period of non-

employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grants under the 2023 Inducement Plan. As of September 30, 2025, there were 0.1 million shares available for issuance under the 2023 Inducement Plan.
The Amended and Restated 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 27.5 million shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on April 19, 2034. As of September 30, 2025, there were 6.4 million shares available for issuance under the 2015 Plan.
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
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$367	$942	$1,274	$2,640
Research and development	3,491	5,166	11,281	16,848
Selling, general, and administrative	4,691	5,941	15,493	18,216
Total stock-based compensation expense	$8,549	$12,049	$28,048	$37,704
During the three and nine months ended September 30, 2025 and 2024 there were no stock-based compensation expense capitalized into inventory.
As of September 30, 2025, there was approximately $51 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the Company’s Employee Stock Purchase Plan (“ESPP”). This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately one year and will be allocated between cost of sales, R&D, and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on September 30, 2025. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the nine months ended September 30, 2025 and 2024 was approximately $19 million and $10 million, respectively.

Stock Options and Stock Appreciation Rights
The following is a summary of stock options activity under the 2023 Inducement Plan and 2015 Plan for the nine months ended September 30, 2025:

	2023 Inducement Plan		2015 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2024	486,950	$10.45	3,496,052	$32.75
Granted	—	—	2,461,163	7.74
Exercised	—	—	(41,147)	6.65
Canceled	—	—	(640,899)	51.03
Outstanding at September 30, 2025	486,950	$10.45	5,275,169	$19.67
Shares exercisable at September 30, 2025	268,335	$10.78	2,184,071	$34.56
The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average Black-Scholes fair value of stock options granted	$4.90	$—	$5.60	$5.86
Risk-free interest rate	3.7%	—%	3.7%-4.1%	4.3%
Dividend yield	—%	—%	—%	—%
Volatility	94.6%	—%	94.6%-121.7%	114.3%-121.8%
Expected term (in years)	3.5	—	3.5-6.5	3.9-6.3
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan and 2015 Plan as of September 30, 2025 was $6.1 million and 7.7 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan and 2015 Plan as of September 30, 2025 was $2.1 million and 5.9 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the nine months ended September 30, 2025:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at December 31, 2024	285,429	$10.42	5,558,642	$8.27
Granted	—	—	3,705,898	7.81
Vested	(121,329)	10.66	(2,135,288)	11.22
Forfeited	—	—	(857,875)	7.66
Outstanding and unvested at September 30, 2025	164,100	$10.23	6,271,377	$7.08

Employee Stock Purchase Plan
The ESPP was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 2.3 million shares of common stock to be purchased, and the aggregate number of shares will continue to increase 5% on January 1 of each year up to a maximum of 3.5 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of September 30, 2025, there were 0.5 million shares available for issuance under the ESPP.
Note 14 – Income Taxes
The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of objective evidence evaluated by the Company were the cumulative loss incurred over the three-year period ended September 30, 2025 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of September 30, 2025, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income.
During the three months ended September 30, 2025 and 2024, the Company recognized $0.7 million and $1.0 million of income tax benefit related to federal, state, and foreign income tax expense and foreign withholding tax expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized $1.5 million and $3.4 million of income tax expense related to federal, state, and foreign income tax expense and foreign withholding tax expense, respectively.
On July 4, 2025, President Trump signed into federal law H.R. 1 – One Big Beautiful Bill Act (the “Act”). Included in the Act are several corporate federal income tax considerations that will be relevant to the Company, specifically with respect to tax depreciation for specified fixed asset additions, capitalization of R&D costs, the deductibility of interest expense and certain federal tax rules with respect to the taxation of international operations. The Act has not had a material impact on the Company’s effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance.
Note 15 – Commitments and Contingencies
Legal Matters
The Company had been involved in a number of legal proceedings around stockholder litigation. The Company has previously disclosed the resolution of these matters, and all financial impact was reflected in the Company’s results as of March 31, 2025. The Company is also involved in various other legal proceedings arising in the normal course of business. Although the outcomes of these other legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these other legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.
Note 16 – Restructuring
During the three and nine months ended September 30, 2025, the Company continued its global restructuring and cost reduction efforts that were initially announced in May 2023 (the 2023 plan combined with subsequent period efforts is referred to as the “Restructuring Plan”). During the three months ended September 30, 2025, the Company classified its corporate headquarters facility at 700 Quince Orchard, Gaithersburg, Maryland (“700QO”), together with its related finance lease obligation, certain related property and equipment and land parcel adjacent to the facility (collectively referred to as the "Disposal Group"), as held for sale, in accordance with its accounting policy defined in Note 2. As of September 30, 2025, the assets and liabilities of the Disposal Group were classified as held for sale and were presented separately in Current assets and Current liabilities on the consolidated balance sheet. The carrying value of the Disposal Group was determined to be greater than its fair value less costs to sell and, consequently, the Company recorded an impairment of assets held for sale of $97 million during the three months ended September 30, 2025. The fair value less cost to sell of the Disposal Group was estimated at $56.5M, comprised of $59.8 million as supported by a binding offer from a third party, less $3.3M of costs to sell. In October 2025, the Company entered into a definitive agreement to sell the Disposal Group with an expected completion of the transaction by the end of the first quarter of 2026 (see Note 18).

As of September 30, 2025, the net carrying amounts of the major classes of assets and liabilities of the Disposal Group were as follows (in thousands):

Amount
Right of use asset, net	$127,914
Property and equipment, net	76,787
Less: Impairment of assets held for sale	(97,038)
Assets held for sale	$107,663
Current portion of finance lease liabilities	$2,036
Non-current finance lease liabilities	49,399
Liabilities held for sale	$51,435

Other restructuring charges under the Restructuring Plan recorded by the Company consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Severance and employee benefit costs	$347	4,245	5,070	9,765
Impairment of long-lived assets	1,230	—	1,578	1,669
Total other restructuring charges (1)	$1,577	$4,245	$6,648	$11,434
(1)    Restructuring charges of $1.5 million and $0.1 million are included in Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the three months ended September 30, 2025. Restructuring charges of $3.1 million and $3.6 million are included in Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the nine months ended September 30, 2025. Restructuring charges of $0.4 million and $3.8 million are included in Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the three months ended September 30, 2024. Restructuring charges of $0.5 million, $2.3 million and $8.6 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations for the nine months ended September 30, 2024.
Severance and employee benefit costs
Employees affected by reductions in force under the Restructuring Plan are entitled to receive severance payments and certain termination benefits. The Company recorded a severance and termination benefit cost in full for employees who were notified of their termination during the nine months ended September 30, 2025 and had no requirements for future service as of the end of the period. The Company paid a total of $8.0 million for the severance and employee benefit costs during the nine months ended September 30, 2025 and the remaining liability of $0.2 million is included in Accrued expenses in the Company’s consolidated balance sheet as of September 30, 2025. The Company had $3.1 million of remaining liability for the severance and employee benefit costs included in Accrued expenses in its consolidated balance sheet as of December 31, 2024.
Impairment of long-lived assets
In connection with the Restructuring Plan, the Company also evaluated its long-lived assets, other than the Disposal Group classified as held for sale, for impairment. The Company performed an impairment evaluation for the applicable long-lived assets, which is subject to judgment and actual results may vary from the estimates, resulting in potential future adjustments to amounts recorded. During the three and nine months ended September 30, 2025, the Company recorded an impairment charge of $1.2 million and $1.6 million, respectively, related to the impairment of right of use asset for a facility lease and some laboratory equipment. During nine months ended September 30, 2024, the Company recorded an impairment charge of $1.7 million related to the impairment of capitalized internal-use software.
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
The table below summarizes the significant expense categories regularly reviewed by the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$70,445	$84,512	$976,340	$593,851
Cost of sales	21,496	60,619	50,936	166,070
Research and development expenses:
Direct coronavirus vaccines(1)	39,439	21,798	86,161	87,759
Direct other vaccine development programs(1)	1,296	2,660	4,017	3,395
Employee and benefit expenses	35,270	38,670	111,330	124,544
Facility and other research and development expenses(2)	22,269	24,036	64,936	71,091
Selling, general, and administrative expense	31,655	70,747	123,357	258,843
Other segment income (expense)(3)	(121,399)	12,718	(112,828)	11,382
Net income (loss)	$(202,379)	$(121,300)	$422,775	$(106,469)
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

(3)     Other segment income (expense) includes interest expense, impairment of assets held for sale, loss on debt extinguishment, income tax expense (benefit), and other income, net.

Total revenue by the Company’s customer’s or collaboration partner’s geographic location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$56,776	$71,091	$294,369	$459,232
Canada	—	—	575,670	—
Europe	655	1,814	12,367	94,033
Rest of the world	13,014	11,607	93,934	40,586
Total revenue	$70,445	$84,512	$976,340	$593,851
Total long-lived assets of the Company by geographic location were as follows (in thousands):

	September 30, 2025	December 31, 2024
United States	$69,328	$295,879
Europe	3,665	4,119
Total long-lived assets	$72,993	$299,998

Note 18 – Subsequent Events
On October 1, 2025, the European Commission approved the transfer application to change the holder of the MAH for Nuvaxovid™ from the Company to Sanofi. On November 3, 2025, the U.S. FDA approved the transfer application to change the holder of the MAH for Nuvaxovid™ from the Company to Sanofi. Completion of each of these transfer authorizations has triggered $25 million milestone payments from Sanofi under the Sanofi CLA. The Company anticipates receipt of these payments in the first quarter of 2026.

On October 16, 2025, the Company entered into an assignment of the lease with respect to the Company’s Gaithersburg, MD headquarters facility with AstraZeneca Pharmaceuticals LP (“AstraZeneca”). The effect of the agreement is to assign the lease agreement for the Company’s corporate headquarters, which together with a parcel purchase agreement for the sale of a parcel of land adjacent to the facility and an asset purchase agreement for the sale of certain personal property and equipment, will result in an aggregate of $59.8 million payable by AstraZeneca to the Company. An initial payment of $20.0 million, associated with the parcel purchase, is scheduled to occur in the fourth quarter of 2025 and the remaining approximately $39.8 million payment is scheduled to occur in the first quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our strategic priorities, our corporate growth strategy, including our early-stage pipeline and research and development (“R&D”) investment strategy and key value drivers; our technology platform; our COVID-19 program (our “COVID-19 Program”) (which currently includes our Nuvaxovid prototype COVID-19 Vaccine ("NVX-CoV2373” or “prototype COVID-19 Vaccine”), our Nuvaxovid COVID-19 vaccine for the 2023-2024 vaccination season (“NVX-CoV2601”) and our Nuvaxovid updated COVID-19 vaccine for the 2024-2025 vaccination season (“NVX-CoV2705” or “updated COVID-19 Vaccine”), collectively referred to as our “COVID-19 Vaccine”; our operating plans and prospects, including our ability to continue as a going concern through one year from the date of our unaudited financial statements for the period ended September 30, 2025 are issued; the implementation and anticipated impact of our global restructuring and cost reduction plan (“Restructuring Plan”), which includes a more focused investment in our COVID-19 Program; our cash flow forecast and projected revenue, including potential royalties and milestones pursuant to our collaboration and license agreement (the “Sanofi CLA”) with Sanofi Pasteur Inc. (“Sanofi”) and our other license agreements; potential market sizes and demand for our products and product candidates; the efficacy, safety, and intended utilization of our products and product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of future and pending regulatory filings and actions; our ability to successfully conduct our postmarketing commitment (“PMC”) study requested by the U.S. Food and Drug Administration (“U.S. FDA”) following the U.S. FDA’s approval of the Biologics License Application ("BLA”) for our COVID-19 Vaccine; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our COVID-19 Vaccine by us and our partners, including our anticipated timing of the U.S. FDA’s approval of our BLA supplement to extend the shelf life of our COVID-19 vaccine; our expectations with respect to the anticipated ongoing development and commercialization or licensure of the COVID-19 Vaccine; our expectations with respect to the anticipated ongoing development of COVID-19 variant strain-containing monovalent or bivalent formulations, including the Phase 2b/3 Hummingbird™ trial, and our COVID-19-Influenza (“CIC”) vaccine candidate and our stand-alone influenza vaccine candidate including partnership efforts for our CIC vaccine candidate and stand-alone influenza vaccine candidate to advance towards a BLA filing and commercialization; efforts to expand the COVID-19 Vaccine label worldwide as a booster, and to various age groups and geographic locations; the expected timing, content, and outcomes of regulatory actions; funding under our advance purchase agreements (“APAs”) and supply agreements and amendments to, termination of, discussion regarding, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; our plans regarding APA amendments; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to successfully and timely obtain and maintain full U.S. FDA licensure or foreign regulatory approvals necessary to manufacture, market, distribute, or deliver our COVID-19 Vaccine; the impact of delays in obtaining regulatory approval, including regulatory decisions impacting labeling, approval or authorization, including the scope of the indicated population, product dosage, manufacturing processes, shelf life, safety, for our product candidates; challenges in conducting the PMC study, our ability to obtain adequate additional funding to maintain our current level of operations and fund the further development of our vaccine candidates; challenges related to our partnership with Sanofi, including collaboration on the PMC, and in pursuing additional partnership opportunities; challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification, assay validation, and stability testing, necessary to satisfy applicable regulatory authorities; challenges or delays in conducting clinical trials or studies for our product candidates; manufacturing, distribution or export delays or challenges; our substantial dependence on Serum Institute of India Pvt. Ltd. (“SII”) and Serum Life Sciences Limited (“SLS” and together with SII, “Serum”) for co-formulation and filling our COVID-19 Vaccine and the impact of any delays or disruptions in their operations; the impact of potential legislative, regulatory, or policy changes under the current presidential administration, including any adverse impact funding for vaccine research and development, reimbursement for vaccines and their administration, vaccine mandates and recommendations, and public perception of vaccine importance; uncertainty with respect to pricing, third-party reimbursement and healthcare reform; uncertainty in the regulatory pathway for our COVID -19 Vaccine; the impact of any new or changes in interpretations of existing trade measures, including tariffs, embargoes, sanctions, import restrictions, and export licensing requirements; difficulty obtaining scarce raw materials and supplies, including for our proprietary adjuvant; resource constraints, including human capital and manufacturing capacity, constraints on our ability to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; our ability to timely deliver doses; challenges in obtaining commercial adoption and market acceptance of our COVID-19 Vaccine or any COVID-19 variant strain containing formulation, or our CIC vaccine candidates, stand-alone influenza vaccine candidates or other candidates; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities including requirements to deliver doses that may require us to refund portions of upfront and other payments previously received or result in reduced future payments pursuant to such agreements; challenges related to the seasonality of vaccinations against COVID-19; challenges related to the demand for vaccinations against COVID-19 or influenza; challenges in identifying and successfully pursuing innovation expansion opportunities; our expectation as to expenses and cash needs may prove not to be correct for reasons such as changes in plans or actual events being different than our assumptions, and other risks and uncertainties identified in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and this Quarterly Report on Form 10-Q, which may be detailed and modified or updated in other documents filed with the Securities and Exchange Commission (“SEC”) from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.

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
Overview
We are a company tackling global health challenges through scientific innovation that seeks to maximize our deep scientific expertise in vaccines and our cutting-edge technology platform. The differentiated platform features our recombinant protein-based nanoparticle technology and unique Matrix-M adjuvant. Our three strategic priorities are: focusing on our partnership with Sanofi announced in May 2024, enhancing existing partnership and leveraging our technology platform and pipeline to forge additional partnerships, and advancing our proven technology platform and early-stage pipeline. Our corporate growth strategy is supported by a lean, agile, and focused operating model.

Our technology platform, combined with our deep vaccine expertise, is the fuel for innovation and partnerships and we believe it has the potential to create significant value. Our proprietary Matrix-M adjuvant, when added to vaccines, has been shown to help induce a strong and long-lasting immune response. Our recombinant protein-based nanoparticle technology has been shown to be highly immunogenetic. Together, we believe that our technology platform can induce potent, durable and broad immune responses, with the potential to be antigen-sparing. Our Matrix-M adjuvant can increase both antibody and cell-mediated immune responses in vaccines and it has demonstrated a favorable tolerability profile in clinical trials. Our technology platform is used in our authorized COVID-19 Vaccine and the R21/Matrix-M adjuvant malaria vaccine.

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

We continue to advance our early-stage pipeline. We intend to develop our early-stage pipeline using a disciplined and capital-efficient approach. Our R&D investment strategy seeks to place targeted investments on the programs with the highest potential value, both within infectious disease and beyond, with the intent of partnering these programs at proof of concept. We would consider advancing a program ourselves where data and commercial landscape indicate a unique high-value opportunity. We are pursuing early-stage research in diseases such as, respiratory syncytial virus (“RSV”) combinations, varicella-zoster virus (“Shingles”) and Clostridioides difficile (“C. Diff.”) colitis. We are actively working to evaluate several RSV combination candidates to progress forward toward an Investigational New Drug (“IND”). We are actively developing a pandemic influenza vaccine candidate and the toxicology study is underway. We are pursuing funding opportunities to join preparedness options. Additionally, we are evaluating potential expansion beyond infectious diseases, where we believe our technology could augment and improve upon current therapies.

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

In August 2025, the U.S. FDA approved the Nuvaxovid™ 2025-2026 Formula for the prevention of COVID-19 in individuals 65 years of age and older, or 12 years through 64 years of age with at least one underlying condition that puts them at high risk for severe outcomes from COVID-19.

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

Additionally, we intend to develop our early-stage pipeline using a disciplined and capital-efficient approach. Our R&D investment strategy seeks to place targeted investments on the programs with the highest potential value, both within infectious disease and beyond, with the intent of partnering these programs at proof of concept. We would consider advancing a program ourselves where data and commercial landscape indicate a unique high-value opportunity. We are actively developing a pandemic influenza vaccine candidate and pursuing funding opportunities to join preparedness options. We are conducting early-stage research in diseases such as, RSV combinations, Shingles and C. Diff. Lastly, we are evaluating potential expansion beyond infectious diseases, where we believe our technology has the potential to augment and improve upon current therapies. In the first quarter of 2025, we entered into a preclinical collaboration with a partner to explore the application and utility of Matrix-M adjuvant with their cancer vaccine candidate.

In addition to our own pipeline, we have several partnership opportunities. For example, our Matrix-M adjuvant is being used for collaboration in R21/Matrix-M adjuvant malaria vaccine.

Under our agreement, we have also provided a sole license to Sanofi for the independent development of a COVID-19 and influenza combination product using our COVID-19 Vaccine in combination with two of Sanofi’s separately marketed influenza vaccines, Fluzone High-Dose and Flublok, to evaluate immunogenicity and safety in Phase 1/2 combination vaccine trials. These two combination vaccine candidates were granted Fast Track designation by the U.S. FDA in December 2024 to prevent influenza and COVID-19 infections in individuals aged 50 and older. In October 2025, Sanofi reported preliminary positive immunogenicity and safety Phase 1/2 data for Nuvaxovid in combination with both Fluzone High-Dose and Flublok. Sanofi also has a non-exclusive license to develop and commercialize combination products containing both our COVID-19 Vaccine and one or more non-influenza vaccines, and a non-exclusive license to develop and commercialize other vaccine products selected by Sanofi that include our Matrix-M adjuvant.

In September 2025, we amended the Sanofi CLA to expand Sanofi's license to include use of Novavax's Matrix-M adjuvant in Sanofi's pandemic influenza vaccine candidate program. Sanofi recently received funding from the Biomedical Advanced Research and Development Authority within the Administration for Strategic Preparedness and Response, part of the U.S. Department of Health and Human Services, for early-stage work on this vaccine candidate including the Matrix-M adjuvant.

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

In October 2025, we initiated an additional study, Study 318, as a post-marketing commitment for the U.S. FDA. The study is evaluating the safety and immunogenicity of the JN.1 vaccine in the US-approved population of individuals 12 through 64 years of age with at least one underlying condition that puts them at high risk for severe outcomes from COVID‑19 and in adults ≥ 65 years of age.

Phase 2b/3 Pediatric Hummingbird™ Trial
In December 2024, we achieved the $50 million milestone under our agreement with Sanofi, associated with the database lock for one of the three cohorts in this trial.

This trial is evaluating the safety, effectiveness (immunogenicity), and efficacy of two doses of our COVID-19 Vaccine, followed by a booster 6 months after the primary vaccination series. The trial completed enrollment in September 2023 and includes three age de-escalation cohorts of 1,200 children each. Safety follow up was completed in October 2025. The U.S. FDA has informed us that, due to changes in pediatric sero-epidemiology that have occurred since trial initiation, an additional immunogenicity study will be needed to support a supplemental BLA to expand the pediatric indication. We continue to engage with Sanofi to assess the feasibility of achieving an expanded indication in the U.S. given recent policy changes impacting the indicated pediatric population for COVID-19 vaccines.

Phase 4 Postmarketing Commitment Clinical Efficacy and Safety Trial
In May 2025, we announced that the U.S. FDA, as a part of its BLA approval, requested a PMC to conduct a Phase 4 prospective, randomized, double-blinded, placebo-controlled efficacy and safety trial in individuals aged 50 through 64 without high-risk conditions for severe COVID-19. The Company will be responsible to conduct the PMC trial, which was initiated in the fourth quarter of 2025. Sanofi will reimburse the Company for 70% of the PMC costs, capped at the currently agreed upon cost estimates. The Company will recognize cost reimbursements from Sanofi related to the PMC in Licensing, royalties, and other revenue over time using an input method, consistent with research and development transition services that support further regulatory approval and development of the COVID-19 Vaccine (“Sanofi Transition Services”) and services related to the technology transfer of the existing manufacturing process for the COVID-19 Vaccine Products and Matrix-M™ adjuvant (the “Sanofi Technology Transfer”).

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

R21/Matrix-M Adjuvant Malaria Vaccine
R21/Matrix-M adjuvant malaria vaccine, formulated with our Matrix-M adjuvant, is developed by our partner, the Jenner Institute, University of Oxford, and manufactured by SII. We have an agreement with SII related to its manufacture of R21/Matrix-M adjuvant malaria vaccine under which SII purchases our Matrix-M adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single- to low-double digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
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

Business Highlights
Third Quarter 2025 and Recent Highlights

Strategic Priority #1: Optimize our Sanofi Partnership

•Continued successful execution of Sanofi partnership with $225 million in milestones earned year-to-date, including $50 million earned in the fourth quarter of 2025, upon marketing authorization transfers for E.U. and U.S. markets.

•In October 2025, Sanofi reported preliminary positive immunogenicity and safety Phase 1/2 data for Nuvaxovid in combination with both Fluzone High-Dose and Flublok. Both programs have received Fast Track designation from the U.S. FDA.

•In August 2025, the FDA approved the Nuvaxovid 2025-2026 Formula for the prevention of COVID-19 in individuals 65 years of age and older, or 12 years through 64 years of age with at least one underlying condition that puts them at high risk for severe outcomes from COVID-19. Nuvaxovid was approved with an extended shelf life of six months in a pre-filled syringe formulation.

•Beginning in the third quarter of 2025, Sanofi assumed the lead commercial role for Nuvaxovid in the U.S. and select ex-U.S. markets for the 2025-2026 COVID-19 vaccination season.

•In September 2025, we expanded Sanofi's license to include use of Novavax's Matrix-M adjuvant in Sanofi's pandemic influenza vaccine candidate program. Sanofi received funding from the Biomedical Advanced Research and Development Authority (BARDA) for early-stage clinical work on this vaccine candidate.

Strategic Priority #2: Enhance Existing Partnerships and Leverage our Technology Platform and Pipeline to Forge Additional Partnerships

•In September 2025, our partner Takeda received approval of Nuvaxovid in Japan which triggered a milestone payment to Novavax.

•R21/Matrix-M, a malaria vaccine developed in partnership with SII and Oxford University, continued to make meaningful progress in addressing the urgent and unmet needs of malaria-endemic regions with 25 million doses sold since launch in mid-2024.

•In the first quarter of 2025, we announced material transfer agreements with three pharmaceutical companies to explore the utility of Matrix-M in their portfolios; discussions continue with these companies for the potential use of Matrix-M in the development of new vaccines and/or improve existing vaccines.

Strategic Priority #3: Advance our Technology Platform and Early-Stage Pipeline

•Continued advancement of early-stage preclinical research for Shingles, C. Diff. and RSV combination vaccine candidates.

•Pursuing government funding for pandemic influenza vaccine candidate.

•Continued exploration of our Matrix-M platform technology in oncology.

Other Corporate Highlights

•In August 2025, we completed a convertible debt refinancing; extending the maturity of the majority of the Company’s existing 2027 Notes to 2031, with improved terms, and providing additional proceeds through the issuance of new 2031 Notes. This transaction further supports the financial strength of the company and its ability to execute on its long-term growth strategy.

•In October 2025, we announced transactions to enable the planned consolidation of its Maryland based facilities in line with its corporate strategy. These transactions will result in $60 million in payments to Novavax and are expected to result in future cost savings of approximately $230 million over 11 years.

Sales of Common Stock
In August 2023, we entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock, and terminated our then-existing At Market Issuance Sales agreement entered in June 2021. During the three and nine months ended September 30, 2025, no sales were recorded under the August 2023 Sales Agreement. During the nine months ended September 30, 2024, we sold 12.2 million shares of our common stock under the August 2023 Sales Agreement, resulting in net proceeds of approximately $188 million. There were no sales recorded under the August 2023 Sales Agreement during the three months ended September 30, 2024. As of September 30, 2025, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
In May 2024, we entered into the securities subscription agreement, pursuant to which we sold and issued to Sanofi, in a private placement, 6.9 million shares of our common stock, par value $0.01 per share at a price of $10.00 per share for aggregate gross proceeds to us of $68.8 million.
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
Recent Accounting Pronouncements Not Yet Adopted
See “Note 2―Summary of Significant Accounting Policies” included in our unaudited consolidated financial statements (under the caption “Recent Accounting Pronouncements”).
Results of Operations
The following is a discussion of the historical financial condition and results of our operations that should be read in conjunction with our unaudited consolidated financial statements and notes set forth in this Quarterly Report. Our historical results are not necessarily indicative of the results for any periods in the future.

Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	2024	Change
Revenue (in thousands):
Product sales	$13,442	$41,528	$(28,086)
Licensing, royalties, and other	57,003	42,984	14,019
Total revenue	$70,445	$84,512	$(14,067)
Revenue for the three months ended September 30, 2025 was $70.4 million as compared to $84.5 million for the same period in 2024, a decrease of $14.1 million. Revenue for the three months ended September 30, 2025 was primarily comprised of licensing revenue from Transition Services and Technology Transfer and product supply sales of COVID-19 Vaccine under the Sanofi CLA and milestone and royalty revenue with Takeda. Revenue for the three months ended September 30, 2024 was primarily comprised of revenue from Product sales of COVID-19 Vaccine and revenue from Transition Services and Technology Transfer under the Sanofi CLA. The decrease in revenue is primarily due to a decrease in Product sales of COVID-19 Vaccine partially offset by product supply sales of COVID-19 Vaccine and an increase in revenue from Transition Services and Technology Transfer in licensing revenue under the Sanofi CLA.
Product sales
Product sales for the three months ended September 30, 2025 were $13.4 million as compared to $41.5 million for the same period in 2024, a decrease of $28.1 million. Our Product sales related to revenue from Nuvaxovid sales, which commenced in 2022, commercial supply sales of COVID-19 Vaccine, and revenue from supply of adjuvant and other products. We have transitioned the commercial lead for sales and distribution to Sanofi resulting in a decrease in Nuvaxovid sales and an increase in supply sales.
The categories of Product sales were as follows:

	Three Months Ended September 30,
	2025	2024	Change
Product sales (in thousands)
Nuvaxovid sales(1)	$(332)	$38,210	$(38,542)
Supply sales(2)	13,774	3,318	10,456
Total Product sales	$13,442	$41,528	$(28,086)
(1)Nuvaxovid sales are sales of our COVID-19 Vaccine associated with APAs with various governments globally and commercial markets, where we are the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors. During the three months ended September 30, 2025, Nuvaxovid sales include excess gross-to-net deductions primarily due to updates to estimated product returns.
(2)Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and sale of other materials to our partners. We reclassified $3.3 million of revenue previously reported as License, royalties, and other revenue to Product sales revenue for the three months ended September 30, 2024 related to adjuvant supply sales and other supply sales.
Licensing, royalties, and other
Licensing, royalties, and other revenue during the three months ended September 30, 2025 was $57.0 million as compared to $43.0 million during the same period in 2024, an increase of $14.0 million. The increase was primarily due to an increase in revenue from transition services and technology transfer in licensing revenue under the Sanofi CLA resulting from continued progress on the Transition Services and Technology Transfer, as well as the impact of changes in total costs and consideration estimates.

Licensing, royalties, and other revenue were comprised of the following:

	Three Months Ended September 30,
	2025	2024	Change
Licensing, royalties, and other (in thousands)
Sanofi	$48,294	$36,115	$12,179
Takeda	6,445	4,918	1,527
Other partners(1)	2,264	1,951	313
Total licensing, royalties, and other revenue	$57,003	$42,984	$14,019
(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as Serum.
Sanofi licensing, royalties, and other revenue were comprised of the following:

	Three Months Ended September 30,
	2025	2024	Change
Sanofi licensing, royalties, and other revenue (in thousands)
Licensing:
Upfront fee	$—	$3,392	$(3,392)
Royalties	4,196	—	4,196
Transition services and technology transfer:
Upfront fee amortization(1)	(1,083)	14,973	(16,056)
Milestones amortization(1)	(645)	7,032	(7,677)
Cost reimbursements	45,826	10,718	35,108
Total Sanofi licensing, royalties, and other revenue	$48,294	$36,115	$12,179
(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to a portion of the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time. During the three months ended September 30, 2025, recognized a change in estimate to cumulative revenue recognized for the Sanofi Transition Services performance obligation of $12.5 million as further described in Note 6, which also resulted in a reduction in upfront fee and milestone amortization revenue during the third quarter of 2025, and an increase in cost reimbursement revenue.

Takeda licensing, royalties, and other revenue were comprised of the following (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Takeda licensing, royalties, and other revenue
Licensing:
Milestones	$4,717	$—	$4,717
Royalties	1,456	4,564	(3,108)
Support services	272	354	(82)
Tota Total Takeda licensing, royalties, and other revenue	$6,445	$4,918	$1,527
Expenses

	Three Months Ended September 30,
	2025	2024	Change
Expenses (in thousands):
Cost of sales	$21,496	$60,619	$(39,123)
Research and development	98,274	87,164	11,110
Selling, general, and administrative	31,655	70,747	(39,092)
Impairment of assets held for sale	97,038	—	97,038
Total expenses	$248,463	$218,530	$29,933
Cost of Sales
Cost of sales was $21.5 million for the three months ended September 30, 2025, including expenses of $0.5 million related to excess, obsolete, or expired inventory, $1.8 million ROU asset impairment charges for CMO manufacturing capacity of excess quantities, and $3.5 million related to unutilized manufacturing capacity. Cost of sales was $60.6 million for the three months ended September 30, 2024, including expense of $6.2 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments, $3.8 million ROU asset impairment charges for CMO manufacturing capacity of excess quantities, $18.2 million related to unutilized manufacturing capacity, and a credit of $0.7 million related to certain negotiated reductions to previously recognized firm purchase commitments. The decrease in cost of sales of $39.1 million was mainly driven by a decrease in the number of COVID-19 Vaccine doses sold, the sale of the Novavax CZ manufacturing facility in December 2024, a decrease in excess, obsolete, and expired inventory charges, and a decrease in unutilized manufacturing capacity charges. The cost of sales as a percentage of Product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses were $98.3 million for the three months ended September 30, 2025 as compared to $87.2 million for the three months ended September 30, 2024, a increase of $11.1 million. The increase was primarily due to an increase in in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19

Program, in support of Sanofi Transition Services, offset by certain cost containment measures to reduce our operating spend, as summarized in the table below (in thousands):

	Three Months Ended September 30,
	2025	2024
Coronavirus vaccines	$39,439	$21,798
Other vaccine development programs	1,296	2,660
Total direct external research and development expense	40,735	24,458
Employee expenses	31,779	33,504
Stock-based compensation expense	3,491	5,166
Facility expenses	14,568	13,855
Other expenses	7,701	10,181
Total research and development expenses	$98,274	$87,164
Research and development expenses for coronavirus vaccines for the three months ended September 30, 2025 and 2024 increase from $21.8 million to $39.4 million primarily as a result of increased costs in support of Sanofi Transition Services, offset by our global restructuring and cost reduction efforts and a reduction in manufacturing and support costs due, in part, to a reduction in our global manufacturing footprint consistent with our contractual obligations to supply, and anticipated demand for, COVID-19 Vaccine, under manufacturing supply agreements with CMOs and contract manufacturing and development organizations (“CDMOs”).
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $31.7 million for the three months ended September 30, 2025 as compared to $70.7 million for the same period in 2024, a decrease of $39.1 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend, including a reduction in our global commercial footprint and administrative infrastructure and the sale of the Novavax CZ manufacturing facility in December 2024.
Impairment of assets held for sale
During the three months ended September 30, 2025, we classified our corporate headquarters facility at 700 Quince Orchard, Gaithersburg, Maryland (“700QO”), together with certain related property and equipment and land parcel adjacent to the facility (collectively referred to as the "Disposal Group"), as held for sale. The carrying value of the Disposal Group was determined to be greater than its fair value less costs to sell and, consequently, an impairment loss of $97 million was recognized during the three months ended September 30, 2025, and recorded in Impairment of assets held for sale in the Consolidated Statements of Operations. In October 2025, the Company entered into a definitive agreement to sell the Disposal Group (see Note 18 to our unaudited consolidated financial statements).

For the remainder of 2025, we expect a reduction in our annual combined research and development, and selling, general, and administrative spend as a result of our Restructuring Plan as discussed in Note 16 to our accompanying unaudited consolidated financial statements.

Other Income (Expense)

	Three Months Ended September 30,
	2025	2024	Change
Other income (expense), net (in thousands):
Interest expense	$(5,482)	$(4,236)	$(1,246)
Loss on debt extinguishment	(28,714)	—	(28,714)
Other income (expense), net	9,178	15,922	(6,744)
Total other income (expense), net	$(25,018)	$11,686	$(36,704)
Total other income (expense), net was $25.0 million of expense for the three months ended September 30, 2025 as compared to a total other income (expense), net of $11.7 million of income for the same period in 2024. The decrease in other income (expense), net is primarily due to a $28.7 million loss on debt extinguishment recorded in the three months ended September 30, 2025 and a reduction in interest income on investments in marketable securities during the period.
Income Tax Expense
During the three months ended September 30, 2025, we recognized an income tax benefit of $0.7 million related to federal, state, and foreign income taxes, and foreign withholding tax expense. During the three months ended September 30, 2024, we recognized an income tax benefit of $1.0 million related to federal, state, and foreign income taxes, and foreign withholding taxes.
Net Loss

	Three Months Ended September 30,
	2025	2024	Change
Net loss (in thousands, except per share information):
Net loss	$(202,379)	$(121,300)	$(81,079)
Net loss per share, basic and diluted	$(1.25)	$(0.76)	$(0.49)
Weighted average shares outstanding, basic and dilutive	162,353	160,049	2,304
Net loss for the three months ended September 30, 2025 was $202.4 million, or $1.25 per share, basic and dilutive, as compared to net loss of $121.3 million, or $0.76 per share, basic and dilutive, for the same period in 2024. The increase in net loss during the three months ended September 30, 2025, was primarily due to the impairment of assets held for sale and loss on debt extinguishment, partially offset by a decrease in total operating expenses.
The increase in weighted average shares outstanding for the three months ended September 30, 2025, was primarily a result of sales of our common stock in 2024 and common stock issued under our incentive programs.
Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,
	2025	2024	Change
Revenue (in thousands):
Product sales	$645,844	$153,952	$491,892
Licensing, royalties, and other	330,496	439,899	(109,403)
Total revenue	$976,340	$593,851	$382,489
Revenue for the nine months ended September 30, 2025 was $976.3 million as compared to $593.9 million for the same period in 2024, an increase of $382.5 million. Revenue for the nine months ended September 30, 2025 was primarily comprised of revenue from the termination of our APAs with Canada (“Canada APA”) and New Zealand (“New Zealand APA”) of $575.7 million and $27.3 million, respectively, licensing revenue from the achievement of milestones under the Sanofi CLA and revenue from Transition Services and Technology Transfer under the Sanofi CLA, and licensing and royalty revenue with Takeda. Revenue for the nine months ended September 30, 2024 was primarily comprised of revenue from licensing revenue from execution of the Sanofi CLA, revenue from Transition Services and Technology Transfer under the Sanofi CLA, and Product sales of COVID-19 Vaccine. The increase in revenue is primarily due to an increase in Product sales from the termination of our Canada and New Zealand APAs, partially offset by a decrease in Licensing, royalties, and other revenue from the Sanofi CLA.
Product sales
Product sales for the nine months ended September 30, 2025 were $645.8 million as compared to $154.0 million during the nine months ended September 30, 2024, an increase of $491.9 million. Our Product sales related to revenue from

Nuvaxovid sales, which commenced in 2022, commercial supply sales of COVID-19 Vaccine, revenue from supply of adjuvant and other products, and the termination of our Canada and New Zealand APAs.
The categories of Product sales were as follows:

	Nine Months Ended September 30,
	2025	2024	Change
Product sales (in thousands)
Nuvaxovid sales(1)	$605,599	$140,438	$465,161
Supply sales(2)	40,245	13,514	26,731
Total Product sales	$645,844	$153,952	$491,892
(1)     Nuvaxovid sales are sales of our COVID-19 Vaccine associated with APAs with various governments globally and commercial markets, where we are the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors.
(2)    Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and sale of other materials to our partners. We reclassified $13.5 million of revenue previously reported as License, royalties, and other revenue to Product sales revenue for the nine months ended September 30, 2024 related to adjuvant supply sales and other supply sales.

Licensing, royalties, and other
Licensing, royalties, and other revenue during the nine months ended September 30, 2025 was $330.5 million as compared to $439.9 million during the same period in 2024, a decrease of $109.4 million. The decrease was primarily due to a decrease in revenue under the Sanofi CLA, offset by an increase in revenue from other partners, including under the Amended Takeda CLA.
Licensing, royalties, and other revenue were comprised of the following:

	Nine Months Ended September 30,
	2025	2024	Change
Licensing, royalties, and other (in thousands)
Sanofi	$288,027	$429,012	$(140,985)
Takeda	33,657	4,918	28,739
Other partners(1)	8,812	5,969	2,843
Total licensing, royalties, and other revenue	$330,496	$439,899	$(109,403)
(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as Serum and SK bioscience, Co., Ltd.
Sanofi licensing, royalties, and other revenue were comprised of the following:

	Nine Months Ended September 30,
	2025	2024	Change
Sanofi licensing, royalties, and other revenue (in thousands)
Licensing:
Upfront fee	$—	$389,642	$(389,642)
Milestones	175,000	—	175,000
Royalties	4,196	—	4,196
Transition services and technology transfer:
Upfront fee amortization(1)	31,097	19,546	11,551
Milestones amortization(1)	14,163	9,105	5,058
Cost reimbursements	63,571	10,719	52,852
Total Sanofi licensing, royalties, and other revenue	$288,027	$429,012	$(140,985)
(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to a portion of the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time.
Takeda licensing, royalties, and other revenue were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Takeda licensing, royalties, and other revenue
Licensing:
Upfront fee(1)	$18,500	$—	$18,500
Milestones	8,151	—	8,151
Royalties	6,456	4,564	1,892
Support services	550	354	196
Tota Total Takeda licensing, royalties, and other revenue	$33,657	$4,918	$28,739
(1)Upfront fee includes $14.5 million of nonrefundable upfront payments associated with the Amended Takeda CLA and $4.0 million of previously unrecognized consideration from the Original Takeda CLA.
Expenses

	Nine Months Ended September 30,
	2025	2024	Change
Expenses (in thousands):
Cost of sales	$50,936	$166,070	$(115,134)
Research and development	266,444	286,789	(20,345)
Selling, general, and administrative	123,357	258,843	(135,486)
Impairment of assets held for sale	97,038	—	97,038
Total expenses	$537,775	$711,702	$(173,927)

Cost of Sales
Cost of sales was $50.9 million for the nine months ended September 30, 2025, including expenses of $1.9 million related to excess, obsolete, or expired inventory, $1.8 million ROU asset impairment charges for CMO manufacturing capacity of excess quantities, and $7.0 million related to unutilized manufacturing capacity. Cost of sales was $166.1 million for the nine months ended September 30, 2024, including expense of $26.4 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments, $3.8 million ROU asset impairment charges for CMO manufacturing capacity of excess quantities, $37.1 million related to unutilized manufacturing capacity, and a credit of $0.7 million related to certain negotiated reductions to previously recognized firm purchase commitments. The decrease in cost of sales of $115.1 million was mainly driven by a decrease in the number of COVID-19 Vaccine doses sold, the sale of the Novavax CZ manufacturing facility in December 2024, a decrease in excess, obsolete, and expired inventory charges, and a decrease in unutilized manufacturing capacity charges. The cost of sales as a percentage of Product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $266.4 million for the nine months ended September 30, 2025 from $286.8 million for the same period in 2024, a decrease of $20.3 million. The decrease was primarily due to a reduction in overall expenditures relating to development activities on coronavirus vaccines, including our COVID-19 Program, and CIC, and due to certain cost containment measures to reduce our operating spend, as summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Coronavirus vaccines	$86,161	$87,759
Other vaccine development programs	4,017	3,395
Total direct external research and development expense	90,178	91,154
Employee expenses	100,049	107,696
Stock-based compensation expense	11,281	16,848
Facility expenses	40,380	38,551
Other expenses	24,556	32,540
Total research and development expenses	$266,444	$286,789
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased to $123.4 million for the nine months ended September 30, 2025 from $258.8 million for the same period in 2024, a decrease of $135.5 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend, including a reduction in our global commercial footprint and administrative infrastructure and the sale of the Novavax CZ manufacturing facility in December 2024.
Impairment of assets held for sale
During the nine months ended September 30, 2025, we classified the Disposal Group as held for sale. The carrying value of the Disposal Group was determined to be greater than its fair value less costs to sell and, consequently, an impairment loss of $97 million was recognized during the nine months ended September 30, 2025, and recorded in Impairment of assets held for sale in the Consolidated Statements of Operations. In October 2025, the Company entered into a definitive agreement to sell the Disposal Group (see Note 18 to our unaudited consolidated financial statements).

Other Income (Expense)

	Nine Months Ended September 30,
	2025	2024	Change
Other income (expense), net (in thousands):
Interest expense	$(16,723)	$(12,490)	$(4,233)
Loss on debt extinguishment	(28,714)	—	(28,714)
Other income	31,136	27,307	3,829
Total other income (expense), net	$(14,301)	$14,817	$(29,118)
Total other income (expense), net for the nine months ended September 30, 2025 was $14.3 million of expense as compared to $14.8 million of income for the same period in 2024, a decrease of $29.1 million. The decrease in other income (expense) is primarily due to a $28.7 million loss on debt extinguishment.
Income Tax Expense
During the nine months ended September 30, 2025, we recognized an income tax expense of $1.5 million related to federal, state, and foreign income taxes and foreign withholding taxes. During the nine months ended September 30, 2024, we recognized an income tax expense of $3.4 million related to federal, state, and foreign income taxes.
Net Income (Loss)

	Nine Months Ended September 30,
	2025	2024	Change
Net Income (Loss) (in thousands, except per share information):
Net income (loss)	$422,775	$(106,469)	$529,244
Net income (loss) per share, basic	$2.61	$(0.71)	$3.32
Net income (loss) per share, dilutive	$2.53	$(0.71)	$3.24
Weighted average shares outstanding, basic	161,811	149,486	12,325
Weighted average shares outstanding, dilutive	168,195	149,486	18,709
Net income (loss) for the nine months ended September 30, 2025 was net income of $422.8 million, or $2.61 per share, basic and $2.53 per share, dilutive, as compared to net loss of $106.5 million, or $(0.71) per share, basic and dilutive, for the same period in 2024. The increase in net income during the nine months ended September 30, 2025, was primarily due to an increase in total revenue and a decrease in total expenses.
The increase in weighted average shares outstanding for the nine months ended September 30, 2025 is primarily a result of sales of our common stock in 2024 and common stock issued under our incentive programs.
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
Sanofi Collaboration and License Agreement
In May 2024, we entered into the Sanofi CLA pursuant to which we received a non-refundable upfront payment of $500 million. During the nine months ended September 30, 2025, we received milestone payments of $50 million for the database lock of an existing Phase 2/3 clinical trial in 2024 and $175 million earned upon the approval of the marketing authorization for a COVID-19 Vaccine Product in a pre-filled syringe from the U.S. FDA. As of September 30, 2025, we are eligible to receive additional development, technology transfer, launch, and sales milestone payments totaling up to $475 million in the aggregate with respect to the Licensed COVID-19 Products and royalty payments on Sanofi’s sales of such licensed products. In addition, we are eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four adjuvant Products and $210 million for each adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products.
As of September 30, 2025, remaining Sanofi sales milestone payments of $475 million include $125 million related to COVID-19 Vaccine Products and $350 million related to influenza-COVID-19 combination products. The COVID-19 Vaccine Products milestones remaining include $25 million receivable upon the transfer of the U.S. marketing authorization holder (“MAH”) to Sanofi, $25 million receivable upon the transfer of the European Medicines Agency (“EMA”) MAH in a pre-filled syringe to Sanofi, and $75 million receivable upon the completion of the technology transfer of our manufacturing process for the COVID-19 Vaccine Products to Sanofi. The influenza-COVID-19 combination product milestones include a $125 million milestone receivable upon achievement of certain influenza-COVID-19 combination products-related development milestones, and a $225 million in influenza-COVID-19 combination products-related launch milestones. In October 2025, we completed the transfer of the EMA MAH in a pre-filled syringe to Sanofi which triggered a $25 million milestone. In November 2025, we completed the transfer of the U.S. FDA MAH in a pre-filled syringe to Sanofi which triggered a $25 million milestone. We expect to receive these milestones in the first quarter of 2026
Beginning in 2025 and continuing during the term of the Sanofi CLA, we and Sanofi began to commercialize the COVID-19 Vaccine Products worldwide in accordance with a commercialization plan agreed by us and Sanofi, under which we will continue to supply our existing APA customers and strategic partners, including Takeda and SII. Upon completion of the existing APAs, we and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction.
Takeda Amended and Restated Collaboration and License Agreement
On April 29, 2025, we entered into the Amended Takeda CLA which amends and supersedes the Original Takeda CLA.
We determined the initial transaction price at inception of the Amended Takeda CLA to be $27.5 million, consisting of (i) $19.5 million of a non-refundable upfront payment, (ii) $4.0 million of non-cancelable annual support payments within the 18 month notice period for contract termination, and (iii) $4.0 million of previously unrecognized consideration from the Original Takeda CLA. We allocated $26.9 million of fixed consideration to the Updated Takeda License performance obligations and $0.6 million to Takeda Support Services.
We recognized revenue of $26.9 million related to the Updated Takeda License on the transfer of the rights and control of the license to Takeda during the nine months ended September 30, 2025. The Takeda Support Services are recognized in revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Takeda support Services for the three and nine months ended September 30, 2025 was $0.3 million and $0.6 million, respectively.

Under the Amended Takeda CLA, we received a non-refundable upfront payment of $19.5 million of which $5.0 million is creditable against royalties owed by Takeda for its fiscal year 2024. In addition, on an annual basis, we will receive $2.0 million to compensate us for services provided by us under the Takeda CLA, and we will receive an additional $8.0 million annual milestone payment, of which $5.0 million is creditable against royalties owed by Takeda in its fiscal year 2025 or thereafter, if Takeda receives marketing approval of the COVID-19 Vaccine in that year or such approval is not necessary for such year. The parties have also updated the financial terms to replace the share of operating profits and, instead, provide us with a tiered royalty as a percentage of Takeda’s, its affiliates’ and sublicensees’ total net sales in the mid to high-teen percentages (subject to certain capped royalty reductions), which commenced on April 1, 2024 and will continue until the later of (a) twenty years after April 29, 2025, (b) all our know-how licensed under the Amended Takeda CLA has become publicly available through no fault of Takeda, and (c) the expiration of the last valid claim in the intellectual property rights licensed by us to Takeda under the Amended Takeda CLA covering COVID-19 Vaccine in Japan. During the three months ended September 30, 2025, we recognized $4.7 million of milestone revenue for additional milestones earned under the Amended Takeda CLA.
In connection with the Amended Takeda CLA, on April 29, 2025, we entered into a release agreement with Takeda under which we released Takeda and Takeda released us from all claims that were asserted or could have been asserted by either party against the other party that related to the Original Takeda CLA and the activities thereunder.

Supply Agreements
As of September 30, 2025, we have $222.1 million of remaining obligations under APAs with certain countries globally, excluding the Vaccine Alliance (“Gavi”). These obligation include $133.9 million related to an APA with the Commonwealth of Australia for the purchase of doses of COVID-19 Vaccine (the “Australia APA”) and $88.2 million related to various other countries. With respect to the Australia APA, as of September 30, 2025, $31.3 million was classified as current Deferred revenue and $102.6 million was classified as non-current Deferred revenue in our consolidated balance sheet. Following the withdrawal of our application at the request of the Therapeutic Goods Administration (“TGA”) for authorization of our updated COVID-19 Vaccine, we are in discussions with the TGA regarding potential regulatory paths for approval, including the submission of a new application. We may seek to further amend the Australian APA in light of this development, which amendment may not be achievable on acceptable terms or at all. In the event that we do not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 Vaccine, up to $92.5 million of deferred revenue may become refundable if the Australian APA were to be terminated, of which $10.8 million may become refundable if 2025 dose deliveries are cancelled. Specifically, Australia may cancel doses that are due to be delivered in 2025 if we do not receive regulatory approval for, and deliver, the updated COVID-19 Vaccine on or before December 31, 2025, and may terminate the Australia APA, as amended, if we do not receive regulatory approval for, and deliver, the updated COVID-19 Vaccine on or before March 31, 2026. With respect to other obligations under APAs of $88.2 million, as of September 30, 2025, $38.4 million was classified as current Deferred revenue, $49.8 million was classified as non-current Deferred revenue in our consolidated balance sheet. Recognition of these amounts is dependent on delivery of doses or expiry of optional dose order quantities.
In November 2024, we entered into a settlement agreement with the Secretary of State for Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), pursuant to which we and the Authority agreed to terminate the Amended and Restated Supply Agreement with the Authority and to fully settle the outstanding amount under dispute related to upfront payments of $112.5 million. We agreed to pay a refund of $123.8 million, including interest of $11.3 million to the Authority, in equal quarterly installments of $10.3 million over a three year period, ending in June 2027. As of September 30, 2025, pursuant to our settlement agreement with the UK, the remaining upfront payment previously received from the authority is classified as $38.0 million of other current liabilities and $30.0 million of Other non-current liabilities on our consolidated balance sheet.
In February 2024, we and Gavi entered into a Termination and Settlement Agreement (the “Gavi Settlement Agreement”) terminating our APA with Gavi (the “Gavi APA”). In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and an additional credit of up to $225 million that may be applied against certain qualifying sales. As of September 30, 2025, the remaining amounts included on our consolidated balance sheet are classified as $225.0 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80.0 million in Other current liabilities, and $210.0 million in Other non-current liabilities. In addition, we and Gavi entered into a security agreement pursuant to which we granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6 to our accompanying unaudited consolidated financial statements), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
2031 Convertible Notes
In August 2025, we issued $225.0 million aggregate principal amount of our 4.625% Convertible Senior Notes due 2031 (the “2031 Notes”) consisting of (a) $175.3 million principal amount of 2031 Notes issued in exchange for $148.8 million principal amount of our 5.00% Convertible Senior Notes due 2027, and (b) approximately $49.7 million principal amount of 2031 Notes issued for cash, in each case, pursuant to exemptions from registration under the Securities Act and the rules and regulations thereunder. The 2031 Notes were issued pursuant to, and are governed by, an indenture, dated as of August 27, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A. as trustee. For additional information on the 2031 Notes, see Note 11 to our accompanying unaudited consolidated financial statements.
Cash Flows
As of September 30, 2025, we had $778.2 million in cash and cash equivalents, restricted cash and marketable securities as compared to $938.2 million as of December 31, 2024. We received $175 million related to the milestone payment triggered under the Sanofi CLA in 2025.
We funded our operations for the nine months ended September 30, 2025 primarily with cash and cash equivalents, proceeds from the 2031 Notes, milestone payments under the Sanofi CLA and revenue from Product sales. In accordance with our ongoing Restructuring Plan, we continue to restructure our global footprint including further reductions in our global workforce and facilitating the disposal of real estate assets in Gaithersburg, Maryland. We anticipate our future operations to be funded primarily by milestone payments, royalties, transition services and technology transfer and cost reimbursements under our Sanofi CLA, revenue from Product sales, our cash and cash equivalents and investments in marketable securities, and other potential funding sources including equity financings, which may include at the market offerings, debt financings, collaborations, strategic alliances, asset sales, and marketing, distribution or licensing arrangements.
The following table summarizes cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(205,160)	$85,900	$(291,060)
Investing activities	(98,750)	(348,045)	249,295
Financing activities	34,341	264,005	(229,664)
Effect on exchange rate on cash, cash equivalents, and restricted cash	7,634	2,917	4,717
Net increase (decrease) in cash, cash equivalents, and restricted cash	(261,935)	4,777	(266,712)
Cash, cash equivalents, and restricted cash at beginning of period	545,292	583,810	(38,518)
Cash, cash equivalents, and restricted cash at end of period	$283,357	$588,587	$(305,230)
Net cash used in operating activities was $205.2 million for the nine months ended September 30, 2025, as compared to $85.9 million of cash provided for the same period in 2024. The increase in cash used in operating activities is primarily due to a reduction in cash received from receivables on APA agreements in 2025 as compared to the same period in 2024.

Net cash used in investing activities was $98.8 million for the nine months ended September 30, 2025, as compared to $348.0 million of cash used for the same period in 2024. The decrease in cash used in investing activities is primarily due to our lower investment in marketable securities in 2025 as compared to 2024.
Net cash provided by financing activities was $34.3 million for the nine months ended September 30, 2025, as compared to net cash provided by financing activities of $264.0 million for the same period in 2024. The decrease in cash provided by financing activities is primarily due to a decrease in net proceeds from sales of common stock, partially offset by proceeds from the issuance of our 2031 Notes.

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
Foreign Currency Exchange Risk
Although we are headquartered in the U.S. our results of operations, including our foreign subsidiaries’ operations, are subject to foreign currency exchange rate fluctuations, primarily the U.S. dollar against the Euro and Swedish Krona. This exchange exposure may have a material effect on our cash and cash equivalents, cash flows, and results of operations, particularly in cases of revenue generated under APAs that include provisions that impact our and our counterparty’s currency exchange exposure. To date, we have not entered into any foreign currency hedging contracts, although we may do so in the future.
We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in a decline of stockholders’ equity (deficit) of approximately $17 million as of September 30, 2025.
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
Our convertible senior notes have a fixed interest rate, and we have no additional material debt. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, have evaluated changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, and have concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

In addition, the U.S. FDA’s or other regulatory authorities’ analysis of clinical data may differ from our interpretation, or regulators’ requirements and expectations for vaccine authorization or approval may change over time, with the result that the U.S. FDA or other regulators may require that we conduct additional clinical trials or non-clinical studies. The evolving regulatory pathway may impede the development, commercialization and/or licensure of our COVID-19 Vaccine. For example, on June 26, 2025, new FDA commissioner, Martin Makary, and the previous director of FDA’s Center for Biologics Evaluation and Research, co-authored a publication in the New England Journal of Medicine, in which they set forth a new FDA framework for the development of COVID-19 vaccines. According to the publication, FDA now recommends that sponsors of vaccines intended for otherwise healthy individuals under the age of 65 (e.g., those without an underlying medical condition that increases the risk of severe COVID-19) conduct randomized, placebo controlled trials to support BLA submissions for use of their COVID-19 vaccine candidates in these populations, while signaling the intent to continue approving BLAs for use in at-risk populations (e.g., those 65 years of age and older or those with underlying risk factors) on the basis of immunogenicity. Although the degree to which this policy will bind vaccine sponsors remains unclear, requirements to conduct placebo-controlled trials could increase expenses and/or delay or prevent the approval of new or modified COVID-19 vaccine candidates in patients who are not considered at-risk for severe COVID-19. Moreover, we agreed to a PMC to continue conducting clinical trials on a post-approval basis as a condition of approval of our BLA for our COVID-19 Vaccine as requested by the FDA, and regulators may require changes to our studies or to our products as a result of the results of these studies. For example, on October 30, 2025, a communication was received from the FDA which requested significant amendments to the postmarketing clinical trial we initiated in October 2025 pursuant to the PMC. On November 3, 2025, the FDA approved the transfer application to change the holder of the marketing authorization for our updated vaccine from the Company to Sanofi. With such transfer, Sanofi will be responsible for ongoing discussions with the FDA on the proposed changes, but there can be no assurance that they will come to an agreement on the proposed changes. In the event Sanofi and FDA agree to amendments to the PMC, it is possible that this will increase the size and costs associated with the PMC. Novavax is actively conducting the PMC study on the behalf of Sanofi, Novavax anticipates that any new costs associated with an amendment would be fully reimbursed. Any agreements on further amendments to the PMC, or the failure to reach such agreement by Sanofi, could have a material adverse effect on our results, financial condition and prospects.

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

Item 5.    Other Information
During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

3.4
Certificate of Designation of Series A Convertible Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2020 (File No. 000- 26770))

4.1
Indenture, dated August 27, 2025, between Novavax, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 27, 2025 (File No. 000- 26770))

4.2
Form of 4.625% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 27, 2025 (File No. 000- 26770))

4.3	Form of Exchange and Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2025 (File No. 000- 26770))

10.1*	First Amendment to Collaboration and License Agreement between the Company and Sanofi Pasteur Inc., dated July 28, 2025

10.2*^	Second Amendment to Collaboration and License Agreement between the Company and Sanofi Pasteur Inc, dated July 28, 2025

10.3†
Assignment and Assumption of Lease between the Company and AstraZeneca Pharmaceuticals, LP, dated October 17, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2025 (File No. 000- 26770))

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine-month periods ended September 30, 2025 and 2024, (iii) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine-month periods ended September 30, 2025 and 2024, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2025 and 2024, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________________
*Filed herewith.
**    Furnished herewith.
† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
^    Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules or similar attachments upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: November 6, 2025	By:	/s/ John C. Jacobs
John C. Jacobs President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)