Form 10-K
period 2025-12-31
NOVAVAX INC
filed 2026-02-26
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	NVAX	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of registrant’s common stock on June 30, 2025 on the Nasdaq Global Select Market) was approximately $1,018,000,000.
As of February 16, 2026, there were 162,935,945 shares of the registrant’s common stock outstanding.
Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement to be filed no later than 120 days after the fiscal year ended December 31, 2025 in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein.

NOVAVAX, INC.

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to “Novavax,” the “Company,” “we,” “us,” and “our” refer to Novavax, Inc. including its wholly-owned subsidiaries (unless the context otherwise indicates). All references in this Annual Report on Form 10-K to “NuvaxovidTM” or “COVID-19 Vaccine” refer to the Nuvaxovid™ COVID-19 vaccine; all references to "JN.1 COVID-19 Vaccine" refer to the NuvaxovidTM COVID-19 Vaccine for the 2025-2026 vaccination season.
NOTE REGARDING TRADEMARKS
Novavax™, Nuvaxovid™, Matrix-M™, Matrix-A™, Matrix-C™, Matrix-V™, Prepare™, Resolve™, and ResVax™ are trademarks of Novavax. Any other trademarks referred to in this Annual Report on Form 10-K are the property of their owners. All rights reserved. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.
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
•Our existing collaboration, funding and supply agreements, including the Sanofi CLA and our APAs, do not assure success of our vaccine candidates or vaccines or that we will be able to fully fund our vaccine candidates or vaccines or our operations, and if we are unable to satisfy the performance obligations under such agreements, we may not be eligible to receive milestone payments under such agreements, the agreements may be terminated, the purchase commitments may be reduced or we may be required to refund advance payments.
•Limitations on the use of our net operating losses and other tax attributes could adversely affect our financial condition.
•Because our vaccine product development and commercialization efforts depend on new and rapidly evolving technologies we cannot be certain that our efforts will be successful.
•Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome, and the results of prior clinical trials are not necessarily predictive of our future results.
•Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.
•We may find it difficult to enroll subjects in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•Use of our vaccine candidates could be associated with adverse side effects, adverse events or other safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a vaccine candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.
•We are a biotechnology company and face significant risk in developing, manufacturing, and commercializing our products and vaccine candidates.
•We must identify vaccines for development with our technologies and establish successful third-party relationships.

•We rely on third parties to conduct preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our vaccine candidates may be delayed.
•We currently rely on third parties for the manufacture of our vaccine candidates for clinical development and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our vaccine candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.
•Because we depend on third parties to conduct some of our laboratory testing and clinical trials, and a significant amount of our vaccine manufacturing and distribution, we may encounter delays in or lose some control over our efforts to develop and supply products and vaccine candidates.
•Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities and those of our current and future licensees.
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our vaccine candidates, our business will be substantially harmed.
•Our business may be adversely affected if we do not successfully execute our business development initiatives.
•Servicing our 2031 Notes and our 2027 Notes requires a significant amount of cash, and we may not have sufficient cash flow resources to pay our debt.
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
PART I
Item 1.    BUSINESS
Overview
Novavax, Inc., together with our wholly owned subsidiaries, tackles some of the world’s most pressing health challenges with its scientific expertise in vaccines and its proven technology platform, including its Matrix-M™ adjuvant and protein-based nanoparticles.
Our corporate growth strategy focuses on maximizing the impact of our cutting-edge technology by forging partnerships for our Matrix-M adjuvant and research and development (R&D) assets while maintaining a lean and focused operating model.
Our technology platform, combined with our deep vaccine expertise, is the fuel for innovation and partnerships, and we believe it has the potential to create significant value. Our proprietary Matrix-M™ adjuvant when added to vaccines, has been shown to help induce a stronger and longer-lasting immune response. Our recombinant protein-based nanoparticle technology has been shown to be highly immunogenetic. Together, we believe that our technology platform can induce potent, durable and broad immune responses, with the potential to be antigen-sparing. Our Matrix-M™ adjuvant can increase both antibody and cell-mediated immune responses to the vaccine and it has demonstrated a favorable tolerability profile in clinical trials. Our technology platform is used in our authorized COVID-19 Vaccine (Nuvaxovid) and the R21/Matrix-M™ adjuvant malaria vaccine (as defined below).
Additionally, we are advancing our pipeline programs with a focus on potentially high-value assets in areas with unmet medical need, compelling scientific rationale and strong commercial opportunity.

Furthermore, we provide our Matrix-M™ adjuvant for use in collaborations. These include the R21/Matrix-M™ adjuvant malaria vaccine, a malaria vaccine developed by our partner, the Jenner Institute, University of Oxford (“R21/Matrix-M™ adjuvant malaria vaccine”) and manufactured by Serum Institute of India Pvt. Ltd. (“SII”). R21/Matrix-M™ adjuvant malaria vaccine is authorized in several countries. Additionally, we provide Matrix-M™ adjuvant for use in various programs in preclinical and clinical stage, as well as preclinical investigations. Examples include, several material transfer agreements with global pharmaceutical companies for exploration of Matrix-M™ adjuvant used as a potential advancement in their pipeline, including a pre-clinical collaboration in oncology.
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
We continue to evaluate commercial opportunities for the use of our Matrix-M™ adjuvant alongside vaccine antigens produced by other manufacturers. Matrix-M™ adjuvant is being evaluated in combination with several partner-led malaria vaccine candidates, including for R21/Matrix-M™ adjuvant malaria vaccine. The R21Matrix-M™ adjuvant malaria vaccine has been licensed to SII for commercialization. In May 2024, pursuant to the Sanofi CLA, Sanofi received a non-exclusive license to develop and commercialize other vaccine products that include our Matrix-M™ adjuvant. In 2025, we signed three material transfer agreements with other pharmaceutical companies to explore the use of our Matrix-M™ adjuvant for the potential advancement of their pipeline candidates, with the latest material transfer agreement signed in the fourth quarter of 2025. In January 2026, we entered into a non-exclusive license agreement with Pfizer for use of Matrix-M adjuvant in up to two infectious disease areas.
APAs
We have entered into APAs (also referred to as “supply agreements” throughout this Annual Report on Form 10-K) with various countries globally. The APAs typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment. As of December 31, 2025, we have $0.4 billion of remaining obligations under APAs with certain countries globally. These obligations include $133.9 million related to an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”), $225.0 million under our APA with the Vaccine Alliance (“Gavi”), and $73.3 million related to various other countries. In December 2024, we entered into an amendment to the Australia APA pursuant to which, among other things, we acknowledged the cancellation by Australia of the delivery of certain doses of our COVID-19 Vaccine scheduled for delivery between the fourth quarter of 2023 and the fourth quarter of 2025 and we agreed to credit approximately $31 million of the advanced payment paid by Australia to us against outstanding invoices and invoices for the future delivery of approximately three million doses of COVID-19 Vaccine without requiring additional cash payments. In addition, the amendment provides for certain remedies for Australia, including return of unused credit, cancellation of doses, or termination of the Australia APA, in the event we are unable to gain regulatory approval of a variant COVID-19 Vaccine or supply doses per the terms of the agreement Specifically, Australia did not take delivery of doses that were due to be delivered in 2025 and may seek to cancel the future delivery of the 2025 as well as 2026 doses. If we are unable to provide doses per the supply schedule as amended, after six months, Australia may seek to terminate the APA. The amendment also provides Australia with the right to cancel doses if we fail to timely notify Australia of changes to our commercialization plans. In the event that we do not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 Vaccine, up to $92.5 million of deferred revenue may become refundable. As of December 31, 2025, $48.4 million was classified as current Deferred revenue and $85.4 million was classified as non-current Deferred revenue with respect to the Australia APA on our consolidated balance sheet, which will be recognized in product revenue as doses are delivered to Australia. In the third quarter of 2025 we withdrew our application for our COVID-19 Vaccine based on recommendations made by the TGA. The parties are in ongoing discussions and have agreed to a meeting to discuss outstanding issues and obligations under the APA. In light of these developments, we may seek to further amend the Australian APA, which amendment may not be achievable on acceptable terms or at all.
We had an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (as amended, the “Canada APA”). As of December 31, 2024, we had $555.7 million of current deferred revenue and $48.0 million of other current liabilities related to advanced payments and other commitments previously made under the Canada APA on our consolidated balance sheet. In March 2025, we received a communication (the “Notice”) terminating, with immediate effect, the Canada APA on the basis of us not receiving regulatory approval for our COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre Inc. on or before December 31, 2024, pursuant to the terms of the Canada APA. As a result of the Notice, we have no remaining obligations to the Canadian government under the Canada APA. Therefore, during the year ended December 31, 2025, we recognized $575.7 million, previously recorded in deferred revenue and other current liabilities, as Product sales. Under the terms of the Canada APA, $28.0 million in advanced purchase payments previously received by us were refundable to the Canadian government within 30 days of receipt of the Notice. We repaid the $28.0 million in March 2025. The Canada APA also contemplated we and the Canadian government would endeavor to enter into a memorandum of understanding (the “MOU”) related to certain in-country commitments, including a $20.0 million escrow funding. The Notice also acknowledged that such MOU is no longer feasible and that the related funds may be released to us.
In March 2025, the Pharmaceutical Management Agency (“Pharmac”), a New Zealand Crown entity, and we executed a Deed of Settlement and Release (“New Zealand Settlement Agreement”) of our APA with New Zealand (the “New Zealand APA”). As part of the New Zealand Settlement Agreement, we paid Pharmac a refund of previously received upfront payments of $4.0 million. Under the New Zealand Settlement Agreement, we have no remaining obligation to Pharmac under the New Zealand APA. Therefore, during the year ended December 31, 2025, we recognized $27.3 million, previously in other current liabilities, as Product sales. As of December 31, 2024, we had $31.3 million included in Other current liabilities in our consolidated balance sheet related to the New Zealand APA.

Commercial Products and Product Pipeline
Commercial Products
In 2025 and continuing during the term of the Sanofi CLA, Sanofi will lead commercialization efforts for our COVID-19 Vaccine (Nuvaxovid™). Our COVID-19 Vaccine has received authorizations from the U.S. FDA, the European Commission (“EC”), and several other countries for both adult and adolescent populations.

COVID-19 Vaccine Regulatory and Licensure
In May 2025, the U.S. FDA approved the BLA for Nuvaxovid™ for active immunization to prevent COVID-19 caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) in adults 65 years and older and individuals 12 through 64 years who have at least one underlying condition that puts them at high risk for severe outcomes from COVID-19 (e.g. asthma, cancer, diabetes, obesity, smoking). The BLA approval was based on pivotal Phase 3 clinical trial data that showed Nuvaxovid™ was safe and effective for the prevention of COVID-19. The BLA approval triggered a $175 million milestone payment under the Sanofi CLA.
In August 2025, the U.S. FDA approved the JN.1 COVID-19 Vaccine for the prevention of COVID-19 in individuals 65 years of age and older, or 12 years through 64 years of age with at least one underlying condition that puts them at high risk for severe outcomes from COVID-19.

In November 2025, we announced that we completed the transfer of the Nuvaxovid™ BLA to Sanofi, who remains responsible for further development and commercialization of this product.

Novavax Pipeline
We are advancing our pipeline programs with a focus on potentially high-value assets in areas with unmet medical need, compelling scientific rationale and strong commercial opportunity. Development and advancement of our in-house pipeline leverages our core expertise and our experience in respiratory and infectious diseases and vaccines, and we intend to explore new opportunities with the potential to expand beyond infectious diseases.

Additionally, we intend to develop our early-stage pipeline using a disciplined and capital-efficient approach. Our R&D investment strategy seeks to place targeted investments on the programs with the highest potential value, both within infectious disease and beyond, with the intent of partnering these programs at proof of concept. We would consider advancing a program ourselves where data and commercial landscape indicate a unique high-value opportunity. We are conducting early-stage research in diseases such as, C. Diff, shingles and RSV combinations. In addition, we are developing a pandemic influenza vaccine candidate and pursuing funding opportunities to join preparedness options. Lastly, we are evaluating potential expansion beyond infectious diseases, where we believe our technology has the potential to augment and improve upon current therapies. In the first quarter of 2025, we entered into a preclinical collaboration with a partner to explore the application and utility of Matrix-M™ adjuvant with their cancer vaccine candidate.

Partner Pipeline
In addition to our own pipeline, we have several ongoing partnerships.

Under our Sanofi agreement, we have also provided a sole license to Sanofi for the independent development of a COVID-19 and influenza combination product using our COVID-19 Vaccine in combination with two of Sanofi’s separately marketed influenza vaccines, Fluzone High-Dose and Flublok. These two combination vaccine candidates were granted Fast Track designation by the U.S. FDA in December 2024 to prevent influenza and COVID-19 infections in individuals aged 50 and older. In October 2025, Sanofi reported positive Phase 1/2 results with their combination vaccine candidates and will engage with regulatory authorities on next steps. Sanofi also has a non-exclusive license to develop and commercialize combination products containing both our COVID-19 Vaccine and one or more non-influenza vaccines, and a non-exclusive license to develop and commercialize other vaccine products selected by Sanofi that include our Matrix-M™ adjuvant.

In September 2025, we amended the Sanofi CLA to expand Sanofi's license to include use of Novavax's Matrix-M™ adjuvant in Sanofi's pandemic influenza vaccine candidate program. Sanofi received funding from the Biomedical Advanced Research and Development Authority within the Administration for Strategic Preparedness and Response, part of the U.S. Department of Health and Human Services, for early-stage work on this vaccine candidate including the Matrix-M™ adjuvant.

In January 2026, we entered into a License and Option Agreement with Pfizer Inc. (“Pfizer”) for use of our Matrix-M™. Under the terms of the agreement, Pfizer will obtain a non-exclusive license for Matrix-M™ for use with Pfizer's products in two infectious disease areas. The agreement provides for an upfront payment of $30 million and we have the potential to receive up to $500 million in development and sales milestone payments. In addition to milestone payments, we are eligible to receive tiered high mid-single digit percentage royalty payments on sales of any product by Pfizer that includes Matrix-M™.

Coronavirus Vaccine Clinical Development
We continue to evaluate vaccine safety, immunogenicity, and effectiveness through ongoing clinical trials and collaborative evidence-generating real-world studies.

Phase 4 Postmarketing Commitments

In May 2025, we announced that the U.S. FDA, as a part of its BLA approval of Nuvaxovid, requested that we conduct as one of our post-marketing commitments (“PMCs”) a Phase 4 prospective, randomized, double-blinded, placebo-controlled efficacy and safety trial in individuals aged 50 through 64 without high-risk conditions for severe COVID-19. Although the BLA has since been transferred to Sanofi, we are currently conducting the PMC trial on behalf of Sanofi which will reimburse us for 70% of the PMC costs, capped at the currently agreed upon cost estimates. We updated our total expected costs and the amounts of variable consideration for research and development transition services that support further regulatory approval and development of the COVID-19 Vaccine (“Sanofi Transition Services”) for costs and reimbursements from the PMC. Revenue related to the PMC will be recognized in Licensing, royalties, and other revenue over time using an input method, consistent with Sanofi Transition Services.

In addition, in October 2025, we initiated an additional PMC study evaluating the safety and immunogenicity of Nuvaxovid in the population of individuals for which Nuvaxovid is approved in the U.S., i.e., individuals 12 through 64 years of age with at least one underlying condition that puts them at high risk for severe outcomes from COVID‑19 and in adults ≥ 65 years of age. Following the transfer of the U.S. marketing authorization, Sanofi is now responsible for the conduct of this study.

COVID-Influenza Combination and Stand-alone Influenza Program
Phase 3 Clinical Trial of COVID-19 Influenza (“CIC”) and Stand-alone Influenza Vaccine Candidates

In December 2024, we initiated a Phase 3 immunogenicity and safety trial for our CIC and stand-alone influenza vaccine candidates to evaluate the immunogenicity and safety compared to our COVID-19 Vaccine and a licensed seasonal influenza vaccine comparator in adults aged 65 and older. Our Phase 3 immunogenicity and safety trial completed enrollment with an initial cohort of approximately 2,000 participants. In June 2025, we reported data from this initial cohort, which showed both vaccine candidates induced robust immune responses across all antigens tested. Both vaccine candidates were well tolerated with reactogenicity profiles that were comparable to authorized comparators. After consultation with the U.S. FDA, we determined that seeking an accelerated approval pathway for our CIC and stand-alone influenza candidates would not be feasible. While the Phase 3 immunogenicity and safety trial is not a pivotal study, the data will inform a future registrational Phase 3 program. We do not intend to make additional investments in these programs and are seeking a partner to advance both vaccine candidates.

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

In July 2024, first commercial doses of R21/Matrix-M™ adjuvant malaria vaccine were administered to children in Cote d’Ivoire and South Sudan. As of February 2026, R21/Matrix-M™ adjuvant malaria vaccine is available in 24 countries.

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

License and Collaboration
A summary of our license and collaboration agreements follows:
Sanofi
In May 2024, we entered into the Sanofi CLA, to co-commercialize our COVID-19 Vaccine, including future updated versions that address seasonal COVID-19 variants. Under the terms of the agreement, we continued to commercialize our COVID-19 Vaccine through the end of the 2024-2025 vaccination season. Beginning in 2025 and continuing during the term of the Sanofi CLA, we and Sanofi will commercialize the COVID-19 Vaccine worldwide in accordance with a commercialization plan agreed by the parties, under which we will continue to supply certain of our existing APA customers and strategic partners, including Takeda and SII. Upon completion of the existing APAs, we and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction. Sanofi has the right to develop novel influenza-COVID-19 combination vaccines utilizing our COVID-19 Vaccine and Sanofi’s seasonal influenza vaccine, combination products containing our COVID-19 Vaccine and one or more non-influenza vaccines, and multiple new vaccines utilizing our Matrix-M™ adjuvant. We are also responsible for performing services related to Sanofi Technology Transfer. Until the successful completion of such transfer, we will supply Sanofi with both COVID-19 Vaccine products and Matrix-M™ intermediary components for Sanofi’s use and we are eligible for reimbursement of such costs from Sanofi. In addition, we are responsible for Sanofi Transition Services and, in certain cases, are eligible for reimbursement of such costs from Sanofi.
Pursuant to the Sanofi CLA, we are eligible to receive development, technology transfer, launch, and sales milestone payments for COVID-19 Vaccine products, CIC products, and Adjuvant products. We are also eligible to receive royalty payments on Sanofi’s sales of such licensed products.
We are eligible to receive milestone payments totaling up to $350 million in the aggregate with respect to the COVID-19 Vaccine products, of which $75 million remains outstanding, and royalty payments in the high teens to low twenties percent on Sanofi’s sales of such licensed products. As of December 31, 2025, the remaining milestone payment is $75 million upon the completion of the technology transfer of the Company’s manufacturing process for the COVID-19 Vaccine products to Sanofi.
We are eligible to receive milestone payments totaling up to $125 million with respect to CIC products upon achievement of certain CIC Product-related development milestones and $225 million in CIC Product-related launch milestones. We are eligible to receive royalty payments in the high teens to low twenties percent on Sanofi’s sales of such licensed products.
We are also eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and mid-single digit sales royalties for 20 years on Sanofi’s sales of all such licensed products. In addition, a portion of the technology transfer costs and R&D costs incurred by us will be reimbursed by Sanofi in accordance with agreed upon plans and budgets.
Pfizer
On January 15, 2026, we entered into a License and Option Agreement with Pfizer Inc. (“Pfizer”) for use of our Matrix-M™. Under the terms of the agreement, Pfizer will obtain a non-exclusive license for Matrix-M™ for use with Pfizer's products in up to two disease areas. The agreement provides for an upfront payment of $30 million and we have the potential to receive up to $500 million in development and sales milestone payments. In addition to milestone payments, we are eligible to receive tiered high mid-single digit percentage royalty payments on sales of any product by Pfizer that includes Matrix-M™.
Takeda
On April 29, 2025, we entered into a collaboration and exclusive license agreement, as amended (“Amended Takeda CLA”), with Takeda "Pharmaceutical Company Limited (“Takeda”) which amended and superseded our collaboration and exclusive license agreement with Takeda, dated February 24, 2021 (“Original Takeda CLA”). The Original Takeda CLA, which granted Takeda an exclusive license to develop, manufacture, and commercialize the COVID-19 Vaccine in Japan, was amended so that Takeda may develop and commercialize a strain for the COVID-19 Vaccine that is different from the strain that we select for the year, provided such Takeda selected strain must be procured from us. Under the Amended Takeda CLA, Takeda will continue to purchase our Matrix-M™ adjuvant to manufacture doses of finished COVID-19 Vaccine with updated adjuvant forecast and other supply terms.
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
We recognized revenue of $40.9 million related to the Updated Takeda License in 2025. The Takeda Support Services are recognized as revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Takeda Support Services for the year ended December 31, 2025 was $0.8 million.
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
Serum
We previously granted SII exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of our COVID-19 Vaccine and our CIC vaccine candidate. SII agreed to purchase our Matrix-M™ adjuvant and we granted SII a non-exclusive license to manufacture the antigen drug substance component of our COVID-19 Vaccine in SII’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. We and SII equally split the revenue from SII’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. In March 2020, we entered into an agreement with SII that granted SII a non-exclusive license for the use of Matrix-M™ adjuvant supplied by us to develop, manufacture, and commercialize R21/Matrix-M™ adjuvant (“SII R21 Agreement”), a malaria vaccine created by the Jenner Institute, University of Oxford (“R21/Matrix-M”). In December 2023, R21/Matrix-M™ received prequalification by the World Health Organization (“WHO”). In August 2022, we and SII entered into an influenza license agreement under which we granted SII licenses to develop, manufacture, and commercialize certain vaccine products including influenza vaccine products and influenza and coronavirus combination vaccine products (“CIC”) and are obligated to purchase up to approximately $34 million of certain raw materials under related agreements with SII. In May 2024, we and SLS entered into a supply agreement (the “SLS Supply Agreement”) under which SLS agreed to supply us with antigen drug substance and finished COVID-19 Vaccine doses. The SLS Supply Agreement includes the general terms and conditions of supply orders between us and SLS. We and SLS execute firm purchase orders, which include specific quantities to be delivered under the SLS Supply Agreement. We agreed to supply SLS with all Matrix-M™ adjuvant needed to manufacture finished COVID-19 Vaccine doses. In June 2025, we announced results of the initial cohort of our clinical study for its influenza and CIC vaccine candidates with the intent of partnering these programs. Under the SII R21 Agreement, SII purchases our Matrix-M™ adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.
Manufacturing and Supply
We are committed to discovering, developing, and commercializing innovative vaccines to prevent serious infectious diseases directly and by leveraging our strategic global partnerships. In 2025, our global manufacturing footprint was consistent with our contractual obligations to supply, and anticipated demand for COVID-19 Vaccine and Matrix-M™ adjuvant, and expected supply needs of Sanofi for both COVID-19 Vaccine products and Matrix-M™ intermediary components for use under the Sanofi CLA.
A summary of our key manufacturing and supply arrangements follows:
Matrix-M™ Adjuvant
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

A number of vaccine manufacturers, research institutions, and other organizations have developed a vaccine for SARS-CoV-2, the virus that causes COVID-19. A variety of different vaccine technologies are being studied, including nucleic acid (RNA/DNA), viral vectors, live attenuated or inactivated, and protein-based vaccines. Nuvaxovid is the first protein-based COVID-19 Vaccine that was approved by the U.S. FDA and by the European Commission based on European Medicines Agency (“EMA”) in the European Union. As of February 2026, Nuvaxovid is one of three COVID-19 vaccines that have been approved by the U.S. FDA for the 2025-2026 vaccination season, with the other vaccines being marketed by Pfizer and Moderna.

Furthermore, a number of companies are selling vaccines for seasonal influenza employing a number of vaccine technologies including inactivated, recombinant and live attenuated technologies. Starting in the 2024-2025 season, all flu vaccines in the U.S. were trivalent vaccines designed to protect against three different influenza viruses, including two influenza A viruses and an influenza B / Victoria virus. Many seasonal influenza vaccines are currently approved and marketed, and most of these are marketed by major pharmaceutical companies such as Sanofi, GSK, and Seqirus. Competition in the sale of seasonal influenza vaccines is intense. For the older adult segment in the U.S., the CDC preferentially recommends Fluzone-HD®, an egg-based high-dose flu vaccine, Flublok®, a recombinant flu vaccine manufactured by Sanofi and Fluad®, an egg-based adjuvanted flu vaccine manufactured by Seqirus. Therefore, newly developed and approved products must be differentiated from existing vaccines in order to have commercial success. In order to show differentiation in the seasonal influenza market, a product may need to be more efficacious or be less expensive and quicker to manufacture, all while still showing a comparable or improved tolerability profile. Many of our competitors are working on new products and new generations of current products, some by adding an adjuvant that is used to increase the immunogenicity of that product, each of which is intended to be more efficacious than currently marketed products. Several competitors are working on developing seasonal influenza vaccines using different technologies than those in existing marketed vaccines, the most notable being mRNA from companies including Moderna and Pfizer. Despite the significant competition and advancing technologies, based on our completed Phase 2 trial results, we believe that our stand-alone influenza vaccine, our adjuvanted nanoparticle seasonal influenza product, has the potential to be at least as efficacious as current products or products being developed by our competitors. Additionally, we believe that our platform is well suited for combination vaccines, for example influenza and COVID-19. In December 2024, we initiated a Phase 3 immunogenicity and safety trial for our CIC and stand-alone influenza vaccine candidates to evaluate the immunogenicity and safety compared to our COVID-19 Vaccine and a licensed seasonal influenza vaccine comparator in adults aged 65 and older. Our Phase 3 immunogenicity and safety trial completed enrollment with an initial cohort of approximately 2,000 participants. In June 2025, we reported data from this initial cohort, which showed both vaccine candidates induced robust immune responses across all antigens tested. Both vaccine candidates were well tolerated with reactogenicity profiles that were comparable to authorized comparators.

Additionally, under the Sanofi CLA, our COVID-19 Vaccine is being used in combination with two Sanofi vaccines that are separately marketed influenza vaccines, Fluzone High-Dose and Flublok, to evaluate immunogenicity and safety in Phase 1/2 combination trials. These two combination vaccine candidates were granted Fast Track designation by the U.S. FDA to prevent influenza and COVID-19 infections in individuals aged 50 and older. In October 2025, Sanofi reported positive Phase 1/2 results with their combination vaccine candidates and will engage with regulatory authorities on next steps. Another manufacturer who is actively developing a COVID-19-influenza combination vaccine candidate is Moderna and are working with the U.S FDA for regulatory approval and commercialization.
In general, competition among pharmaceutical products is based in part on product efficacy, safety, reliability, availability, price, and patent position. An important factor is the relative timing of the market introduction of our products and our competitors’ products. Accordingly, the speed with which we can develop products, complete the clinical trials and approval processes, and supply commercial quantities of the products to the market is an important competitive factor. Our competitive position also may depend upon our ability to show differentiation with a product that is more efficacious and/or less expensive and quicker to manufacture. Other factors affecting our competitive position include our ability to attract and retain qualified personnel, obtain and maintain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for the lengthy period between technological conception and commercial sale.

Intellectual Property Rights
We generally seek patent protection in the US and in select international countries to protect inventions that we or our partners consider important for our business interests. Patent protection in biotechnology and pharmaceuticals is uncertain and involved complex legal and factual questions, and we may be unable to protect and/or enforce our intellectual property. Our success will depend, in part, on whether we can:
•obtain and maintain patents to protect our own technologies, products, and product candidates;
•obtain and maintain licenses to use the technologies of third-parties, which may be protected by patents; and
•protect and maintain our trade secrets and know-how.
Patent Rights; Licenses
We have intellectual property (patents, licenses, know-how) related to our vaccines, manufacturing processes, and other technologies. Currently, we have or have rights to over 830 U.S. and foreign patents and patent applications relating to vaccines and vaccine-related technologies, including:
•RSV: We have more than 200 combined patents and pending applications in the US and internationally relating to respiratory syncytial virus (RSV) glycoproteins, compositions, and methods of treatment. These patents will expire from 2029 to beyond 2041.
•Clostridium Difficile: We have more than 20 combined patents and pending applications in the US and internationally relating to methods and compositions for treating or preventing C. Difficile infection. These patents will expire from 2038 to beyond 2039.
•Influenza: We currently have 27 U.S. patents and pending US and international applications related to multivalent influenza compositions. These patents are anticipated to expire in 2039 and beyond
•COVID/Influenza: We have more than 40 combined patents and pending applications in the US and internationally related to compositions and methods for inducing immune responses against both influenza and coronaviruses that will expire beyond 2042 when issued.
•COVID-19: We currently have more than 50 combined patents and pending applications directed to our COVID vaccine technology that are anticipated to expire beyond 2040.

In addition to protecting our vaccine programs, we are pursuing further protections for our Matrix-M™ Adjuvant program, with expiration dates potentially extending to 2044 and beyond.

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
Trade Secrets
We also rely significantly on trade secret protection and confidentiality agreements to protect our interests. It is our policy to require employees, consultants, contractors, manufacturers, collaborators, and other advisors to execute confidentiality agreements upon the commencement of employment, consulting, or collaborative relationships with us. We also require confidentiality agreements from any entity that is to receive confidential information from us. With respect to employees, consultants, and contractors, the agreements generally provide that all inventions made by the individual while rendering services to us shall be assigned to us as our property. In any of the above mentioned scenarios, we require trade secrets be protected in perpetuity, or until certain exceptions arise.
Human Capital
Employees
We have a team of approximately 749 employees as of December 31, 2025. Our highly qualified and experienced team, which includes scientists, physicians, and professionals across research, development, manufacturing activities, executive, business development, commercial, finance and accounting, legal, and administrative functions and other essential functions is critical to our success. We also leverage temporary workers to provide flexibility for our business needs. We continually evaluate our business needs and opportunities and balance in-house with external expertise and capacity.
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
Recruitment, Development, and Training
The attraction, development, and retention of employees is a critical factor for our success. We utilize a variety of recruitment vehicles to source top talent, including strategic partnerships with search firms, leveraging social media channels, and a robust employee referral program. Our Leading@Novavax competency model defines great leadership. At Novavax, everyone is leader, and this model and associated tools, resources, and programs are designed to develop leadership skills at all levels of the organization.

To support the growth and advancement of our employees, we offer tuition and continuing education reimbursement as well as a wide range of training and professional development opportunities, including executive coaching engagements and access to the LinkedIn Learning library of over 16,000 on‑demand video tutorials covering skills, knowledge, and behaviors related to business, leadership, technology, and innovation. In the last 12 months, our employees have viewed and completed videos over 20,000 times. In addition, approximately 35 employees have participated in spot coaching. Professional development learning series are available to all employees and focus on self-awareness, collaboration, hybrid working, leadership and business acumen.
We also offer a company‑wide mentoring program that enables employees to connect with colleagues across functions, build professional networks, and support their development through mentoring relationships.
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
Our Commitment to Sustainability

We focus our sustainability impact on four strategic pillars, which guide our efforts to make a positive impact on global health and operate in a sustainable and inclusive manner.
•GOVERNANCE | Meeting our high standards of governance.
•ENVIRONMENT | Mitigating our environmental impact.
•SOCIAL | Creating a culture that can hire and retain the best employees.
•ACCESS | Maximizing access to our products to improve global health.
Governance
We are committed to operating with integrity, transparency and accountability in all that we do.
•Our policies remain in place so that we may comply with all government and regulatory agency requirements and industry standards with good laboratory practices, current good manufacturing practices and good distribution practices.
•Our pharmacovigilance system supports comprehensive safety monitoring and signal detection for products and clinical programs.
•Our Quality Management System supports compliance with national and international reporting requirements and special reporting obligations.
•Our employees and contractors must complete adverse event (“AE”) training and understand how to report AEs.
•We collect, evaluate and report AEs in line with mandates from worldwide health authorities (e.g., the U.S. FDA, European Medicines Agency).
•We practice responsible animal welfare practices including searching for non-animal alternatives whenever possible, abiding by the 3R-principle (Reduce, Refine, Replace), and working with accredited animal facilities with regional independent animal experimentation ethical review boards approving all experiments.
•We maintain “The NovaCode,” a robust handbook of written standards and business ethics policies.
•We maintain a global hotline for reporting compliance concerns with established internal investigation protocols.
•We maintain a Strategic Compliance Governance Committee to help our partners comply with U.S. regulations.
•We hold company-wide business ethics training, guidance and raw materials review.
•We maintain an anti-bribery and anti-corruption policy to foster a transparent and ethical business model.
•We abide by robust cybersecurity standards.

•We maintain an ongoing employee training on our Safety Policy.

Environment
We aim to operate in a sustainable manner that reduces our environmental impact.
•We are committed to engaging with material sustainability topics to drive long-term value creation and positive societal impact.
•We align our efforts with the Sustainability Accounting Standards Board (“SASB”), Global Reporting Initiative (“GRI”) and Sweden Non-Financial Reporting Directive (“NFRD”) frameworks to provide that our sustainability reporting accurately reflects the most pertinent topics within the biotechnology industry.
•We disclose greenhouse gas emissions globally.
•We abide by and require our suppliers to abide by our Novavax Environmental Sustainability Policy and Novavax Human Rights Policy.

Social
We seek to build a company and culture that attracts and retains the best talent.
•We offer a number of employee training opportunities.
•We maintain employee health and safety measures, including U.S. Environmental Health and Safety (“EHS”) management system as well as Occupational Safety and Health Administration (“OSHA”)-required assessments and immunizations.
•We offer a number of employee well-being, satisfaction, charitable and financial benefit programs.

Access
We innovate through R&D and seek to increase access to our products and technology through strategic collaborations.
•R21/Matrix-M™ malaria vaccine offered by Oxford University and Serum Institute of India.
•Nuvaxovid® COVID-19 Vaccine offered by Sanofi.
•We also work to ensure that the products we develop are safe and effective for people of all races, ethnicities and genders. We have adopt the principles of the Declaration of Helsinki and abide by our Clinical Research Policy.

Government Regulations
The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of vaccines such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our vaccine candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.
U.S. Biologics Regulation

In the United States, biological products, or biologics, such as vaccines are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before biologics may be marketed in the United States generally involves the following:

•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice requirements (“GLPs”);
•submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical trials may begin;
•approval by an institutional review board (“IRB”) or ethics committee at each clinical site before the trial is commenced;
•performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic candidate for its intended use;
•preparation of and submission to the FDA of a biologics license application (BLA), after completion of all pivotal clinical trials and other necessary studies;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practice requirements (GCPs); and
•FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

The preclinical developmental stage generally involves laboratory evaluations of chemistry, formulation and stability, as well as studies to evaluate the candidate’s toxicity in animals, in an effort to support subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations.
Prior to beginning the first clinical trial with a vaccine candidate in the United States, the trial sponsor must submit an IND to the FDA. An IND is a request for allowance from the FDA to administer an investigational drug to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the vaccine candidate, chemistry, manufacturing, and controls information, and any available human data or literature to support the use of the vaccine candidate. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on full or partial clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin or begin as planned. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring subject safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study, and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or on other grounds, such as failure to demonstrate efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.
For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may also be made a condition to approval of the BLA.
Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the vaccine candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the vaccine candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the candidate does not undergo unacceptable deterioration over its shelf life.
BLA submission and review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product candidate for one or more indications. The BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product candidate, or from a number of alternative sources, including studies initiated by independent investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
In addition, the Pediatric Research Equity Act (“PREA”), requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original BLAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the candidate is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether the vaccine candidate is safe, pure and potent for the proposed indication, and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information.
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the BLA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the BLA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may include limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety, purity and potency after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
Expedited development and review programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for reviewing product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product application may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.
Any marketing application for a biologic product candidate submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review. A BLA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
Additionally, depending on the design of the applicable clinical trials, candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such studies be underway before granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Post-approval requirements

Biologics are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements up. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters, or untitled letters;
•clinical holds on clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products;

•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims that are in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict a manufacturer’s communications on the subject of off-label use of their products.
Biosimilars and reference product exclusivity

The Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.
Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products.
A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of all existing exclusivity protection or patent terms, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.
Coverage and Reimbursement

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

Within the U.S., if we obtain appropriate approval in the future to market any of our product candidates, those products could potentially be covered by various government health benefit programs, as well as purchased by government agencies. The participation in such programs or the sale of products to such agencies is subject to regulation. In exchange for coverage, we may be obligated to provide rebates or offer discounts under government health programs or to government and private purchasers. Certain Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. For Medicare beneficiaries, vaccines may be covered under either the Part B program or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. Medicare Part B vaccine coverage includes vaccines to prevent influenza, pneumococcal disease, hepatitis B for beneficiaries who are at medium or high risk, and COVID-19. Vaccines for such conditions do not have any cost-sharing requirements. Effective January 1, 2023, the Inflation Reducation Act (“IRA”) modified the legal requirements to provides access to the Centers for Disease Control and Prevention (“CDC”) and ACIP-recommended vaccines covered under Medicare Part D, Medicaid and Children’s Health Insurance Program (“CHIP”) without cost-sharing. At the state level, payment rates for covered vaccines and their administration are set by the states or their contracted managed care plans. Children through 18 years of age without health insurance coverage for vaccines may also be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children program (“VFC”).

Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As such, one third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. Further, coverage policies and third party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products that receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

The U.S. and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, including initiatives to reduce the cost of healthcare. In March 2010, the U.S. Congress enacted the ACA, which included changes to the coverage and reimbursement of drug products under government health care programs. Since its enactment, there have been several executive, judicial and Congressional challenges to certain aspects of the ACA, and additional challenges and amendments to the ACA may reduce the profitability of drug products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted that impact drug pricing. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers, which went into effect in April 2013 and will remain in effect through 2032.

In addition, the current Presidential administration’s policies have resulted in changes to vaccine mandates and recommendations and public perception of vaccine importance. Because recommendations by the ACIP of a vaccine has significant impacts on the coverage and reimbursement of the vaccine from commercial and governmental payers, changes to the composition of the committee could, among other things, result in adverse recommendations from ACIP or delay ACIP decisions or other elements of the approval pathway, potentially adversely impacting vaccine availability and recommendations. By way of example, the U.S. Department of Health and Human Services (“DHHS”) Secretary Robert F. Kennedy Jr. populated ACIP with members who generally have voiced negative views regarding COVID-19 vaccines. The CDC removed the COVID-19 vaccine for healthy children and healthy pregnant women from the CDC recommended immunization schedules, and the DHHS Secretarial Directives ratifying CDC recommendations for use of COVID-19 vaccines for children ages six months to 17 years were also rescinded. The FDA’s Vaccines and Related Biological Products Advisory Committee makes recommendations to FDA regarding novel vaccine products, and the Trump administration has so far removed at least one member from the committee. The Trump administration’s changes to the immunization schedule for children and adolescents and vaccine recommendations to date, and similar changes that could be adopted in the future could have a material adverse effect on the industry.

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

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical and biological products, other healthcare regulatory laws restrict business practices in the biotechnology industry, which include, but are not limited to, anti-kickback, false claims, and transparency laws regarding drug pricing and payments and other transfers of value made to physicians and other healthcare providers.

The federal Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly interpreted to include anything of value, including cash, improper discounts and free or reduced-price items and services. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Many states have similar laws that apply to their state healthcare programs as well as private payors.

The False Claims Act, or FCA, imposes liability on persons who, among other things, knowingly present or cause to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly make, use, or cause to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly make a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, and has obtained multi-million and multi–billion-dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

In addition, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of the Department of Health and Human Services emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposed new reporting requirements through the Physician Payments Sunshine Act on certain manufacturers of drugs covered by a federal healthcare program for payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anaesthesiology assistants, and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians, and pricing information and marketing expenditures.

The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. Violations of any of such laws or any other governmental regulations that apply to drug manufacturers may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs, reporting obligations and integrity oversight, and imprisonment.

Within the EU and the UK, payments made to healthcare professionals are subject to public disclosure governed by either national statutory or non-statutory industry self-regulatory rules. Moreover, agreements with healthcare professionals and organizations must in some countries be the subject of prior notification and approval by healthcare professionals’ employer, their competent professional organization, or the regulatory authorities of the individual country. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

In addition, in the United States, the Public Readiness and Emergency Preparedness Act (the “PREP Act”), when applicable, provides immunity for manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include “security countermeasures,” “qualified pandemic or epidemic products,” which include products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines and treatments intended to address conditions caused by such products, and drugs and biological products authorized for emergency use in accordance with sections 564, 564A, and 564B of the FDCA. For these immunities to apply, the Secretary of DHHS must invoke the PREP Act by issuing a declaration that a public health emergency or “credible risk” of a future public health emergency exists. On March 17, 2020, the Secretary of DHHS issued a declaration under the PREP Act for medical countermeasures against COVID-19, effective as of February 4, 2020, and has issued subsequent amendments since then to provide liability immunity for activities related to certain countermeasures against the ongoing COVID-19 pandemic. On December 11, 2024, the Secretary of DHHS issued the 12th amendment to the PREP Act declaration to extend time period of PREP Act coverage to December 31, 2029. While we believe our products are Covered Countermeasures under the current PREP Act declaration, coverage cannot be assured. Further, it remains possible that the HHS Secretary will amend the PREP Act declaration for medical countermeasures against COVID-19 to, among other things, shorten the duration of its coverage. Certain members of Congress have also sought to amend or repeal the PREP Act in effort to restrict or eliminate PREP Act immunity. As a result, the PREP Act remains subject to significant uncertainty.

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
•Our existing collaboration, funding and supply agreements, including the Sanofi CLA and our APAs, do not assure success of our vaccine candidates or vaccines or that we will be able to fully fund our vaccine candidates or vaccines or our operations, and if we are unable to satisfy the performance obligations under such agreements, we may not be eligible to receive milestone payments under such agreements, the agreements may be terminated, the purchase commitments may be reduced or we may be required to refund advance payments.
•Limitations on the use of our net operating losses and other tax attributes could adversely affect our financial condition.
•Because our vaccine product development and commercialization efforts depend on new and rapidly evolving technologies we cannot be certain that our efforts will be successful.
•Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome, and the results of prior clinical trials are not necessarily predictive of our future results.
•Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.
•We may find it difficult to enroll subjects in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•Use of our vaccine candidates could be associated with adverse side effects, adverse events or other safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a vaccine candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.
•We are a biotechnology company and face significant risk in developing, manufacturing, and commercializing our products and vaccine candidates.
•We have limited marketing capabilities, and if we are unable to enter into collaborations with marketing partners or develop our own sales and marketing capability, we may not be successful in commercializing any approved products.
•Current or future regional relationships may hinder our ability to engage in larger transactions.
•We must identify vaccines for development with our technologies and establish successful third-party relationships.

•We rely on third parties to conduct preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our vaccine candidates may be delayed.
•We currently rely on third parties for the manufacture of our vaccine candidates for clinical development and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our vaccine candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.
•Because we depend on third parties to conduct some of our laboratory testing and clinical trials, and a significant amount of our vaccine manufacturing and distribution, we may encounter delays in or lose some control over our efforts to develop and supply products and vaccine candidates.
•Many of our competitors have significantly greater resources and experience, which may negatively impact our commercial opportunities and those of our current and future licensees.
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our vaccine candidates, our business will be substantially harmed.
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our vaccine candidates, our business will be substantially harmed
•Our business may be adversely affected if we do not successfully execute our business development initiatives.
•Servicing our 2031 Notes and our 2027 Notes requires a significant amount of cash, and we may not have sufficient cash flow resources to pay our debt.
•Our Credit Agreement contains restrictions that limit our flexibility in operating our business.
•Because our stock price has been and will likely continue to be highly volatile, the market price of our common stock may be lower or more volatile than expected.
•Litigation or regulatory investigations could have a material adverse impact on our results of operation and financial condition.
•We or the third parties upon whom we depend may be adversely affected by natural or man-made disasters or public health emergencies.
Risks Related to Our Financial Condition and Capital Requirements
We have a history of losses and our future profitability is uncertain.
Our expenses have exceeded our revenue since our formation in 1987, and our accumulated deficit at December 31, 2025 was $4.6 billion. Our revenue and expenses have historically fluctuated significantly from period to period, and we believe our revenue and expenses will continue to fluctuate in the future. For most of our history our expenses have exceeded our revenue, which may occur during most periods in the foreseeable future. Our net income (loss) for the last three fiscal years were $440.3 million of income in 2025, $187.5 million of losses in 2024, and $545.1 million of losses in 2023.
Historically, our losses have resulted predominantly from research and development expenses for our vaccine candidates, manufacturing-related expenses, expenses associated with efforts to obtain regulatory approvals, costs related to protection of our intellectual property, and other general and administrative operating expenses, a significant portion of which have been noncash. We believe our research and development expenses may substantially increase in some years as a result of continuing efforts to develop, test, manufacture and make regulatory filings for our vaccine candidates.

As of the end of fiscal year 2025, our investment in the development and manufacture of our COVID-19 Vaccine and our vaccine candidates has been substantial. As we evolve our operating model to focus on our partnership with Sanofi, the development of our late-stage pipeline, including our CIC and stand-alone influenza vaccine candidates, leveraging our Matrix-M™ technology to drive additional partnerships and deals, and our emerging, early-stage pipeline, we expect to continue to incur significant operating expenses and anticipate significant losses over time as we seek to:
•conduct additional clinical trials and continue to seek regulatory approvals for our vaccine candidates;
•conduct preclinical studies for other potential vaccine candidates;
•evaluate commercial opportunities for the use of our Matrix-M™ adjuvant alongside vaccine antigens produced by other manufacturers; and
•maintain, expand and protect our intellectual property portfolio.
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
We do not currently generate sufficient revenue from product sales, licensing fees, royalties, milestones, contract research or other sources to fully fund our operations. We, therefore, will use our cash resources, and expect to require additional funds, to maintain our operations, continue our research and development programs, advance preclinical studies and clinical trials, seek regulatory approvals and manufacture and market any of our vaccine candidates that are approved for commercialization.
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
We have entered into, and may in the future enter into, collaboration, funding, supply and other agreements for our vaccines or vaccine candidates to help fund the development, manufacture and/or commercialization of our vaccines or vaccine candidates. Certain of these agreements may contain development, technology transfer, launch, sales and other milestones related to our vaccines or vaccine candidates pursuant to which we may be eligible to receive milestone payments upon the achievement of the requisite milestone. For example, we are eligible to receive future milestone payments under the Sanofi CLA totaling up to $350 million in the aggregate with respect to COVID-19 Vaccine products, of which $75 million remains outstanding for the completion of the technology transfer of the Company’s manufacturing process for the COVID-19 Vaccine products to Sanofi, as well as up to $350 million in CIC Product-related development and launch milestones. We may experience challenges in satisfying our obligations under these agreements, including as a result of delayed performance of our third-party contractors and suppliers, which may impact our ability to achieve such milestones, potentially expose us to damages or other liability pursuant to these agreements, including the Sanofi CLA, and have a material and adverse effect on our financial condition.
Under certain APAs, if we do not timely achieve requisite regulatory milestones for our COVID-19 Vaccine in the relevant jurisdictions, obtain supportive recommendations from governmental advisory committees, and/or achieve product volume or delivery timing obligations, purchasers may seek to terminate such agreements, reduce their purchase commitments, require us to refund all or some prepayments we have received, or renegotiate such agreements, each of which could have a material and adverse effect on our financial condition. For example, in the first quarter of 2025, the Company received written notice of a $23.0 million claim related to certain performance obligations under an APA agreement with a customer. The Company believes it has fulfilled the requirements related to this matter and is evaluating the merits of the claim. The timing to fulfill performance obligations related to supply agreements will depend on timing of product manufacturing, receipt of marketing authorizations for additional indications, delivery of doses based on customer demand, and the ability of the customer to request variant vaccine in place of COVID-19 Vaccine under certain of our supply agreements. The supply agreements typically contain terms that include upfront payments intended to assist us in funding investments related to building out and operating our manufacturing and distribution network, among other expenses, in support of our global supply commitment, and are applied to billings upon delivery of a qualifying COVID-19 Vaccine. Such upfront payments generally become non-refundable upon our achievement of certain development, regulatory and commercial milestones. We may not achieve such milestones, which could have a material and adverse effect on our financial condition.

For example, in December 2024, we entered into an amendment to the Australia APA pursuant to which, among other things, we acknowledged the cancellation by Australia of the delivery of certain doses of our COVID-19 Vaccine scheduled for delivery between the fourth quarter of 2023 and the fourth quarter of 2025 and we agreed to credit approximately $31 million of the advanced payment paid by Australia to us against outstanding invoices and invoices for the future delivery of approximately three million doses of COVID-19 Vaccine without requiring additional cash payments. In addition, the amendment provides for certain remedies for Australia, including return of unused credit, cancellation of doses, or termination of the Australia APA, in the event we are unable to gain regulatory approval of a variant COVID-19 vaccine or supply doses per the terms of the agreement Specifically, Australia did not take delivery of doses that were due to be delivered in 2025 and may seek to cancel the future delivery of the 2025 as well as 2026 doses. If we are unable to provide doses per the supply schedule as amended, after six months, Australia may seek to terminate the APA. The amendment also provides Australia with the right to cancel doses if we fail to timely notify Australia of changes to our commercialization plans. In the event that we do not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 Vaccine, up to $92.5 million of deferred revenue may become refundable. As of December 31, 2025, $48.4 million was classified as current Deferred revenue and $85.4 million was classified as non-current Deferred revenue with respect to the Australia APA on our consolidated balance sheet, which will be recognized in product revenue as doses are delivered to Australia. In the third quarter of 2025 we withdrew our application for our COVID-19 Vaccine based on recommendations made by the TGA. The parties are in ongoing discussions and have agreed to a meeting to discuss outstanding issues and obligations under the APA. In light of these developments, we may seek to further amend the Australian APA, which amendment may not be achievable on acceptable terms or at all.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial and other public reporting, which would harm our business and have a negative effect on the trading price of our common stock.
We are required by the Sarbanes-Oxley Act of 2002 to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP. We are likewise required, on an annual basis, to evaluate the effectiveness of our internal controls and to disclose on a quarterly basis any material changes in those internal controls.
As initially disclosed in Item 9A - Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2024, in connection with the audit of our financial statements for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting with regard to deficiencies specifically related to ineffective change management review and periodic access review controls, with respect to our human resources information system (“HRIS”), which was implemented in 2024. As a result of the deficiencies, certain change management and user access controls, as well as the related process-level IT dependent manual controls and automated application controls across various processes impacted by the HRIS were also determined to be ineffective.
While this material weakness was remediated in 2025, we may have additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain such internal controls, or to timely remediate any additional material weaknesses or significant deficiencies in the future, could adversely impact our ability to report our financial results on a timely and accurate basis and could restrict our future access to the capital markets. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and Nasdaq, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock.
Limitations on the use of our net operating losses and other tax attributes could adversely affect our financial condition.
As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of $ $2.6 billion and $824.1 million, respectively, a portion of which were generated in taxable years before December 31, 2017. Under the Tax Cuts and Jobs Act of 2017, as modified by the CARES Act, U.S. federal NOL carryforwards generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. A portion of our NOL carryforwards (including federal NOL carryforwards generated in taxable years prior to 2018) are subject to a limited carryforward period, and if we are unable to earn sufficient income or profits to utilize these NOL carryforwards before they expire, they will not be available to offset future taxable income. To the extent that we generate future taxable losses in the United States, unused losses will carry forward to offset future taxable income (subject to any applicable limitations), if any. Our NOL carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.
In addition, our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of certain ownership changes. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership that constitute an “ownership change” pursuant to Section 382 of the Code. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state NOL carryforwards. We may have experienced ownership changes in the past and could experience ownership changes in the future, including as a result of future changes in our stock ownership, some of which changes may be outside our control.
For these reasons, we may not be able to realize a tax benefit from the use of our NOL carryforwards and certain other tax attributes, whether or not we attain or maintain profitability. If our ability to use our NOL carryforwards or other tax attributes is limited or deferred, we may incur greater than expected tax liabilities and cash outflows, which could adversely affect our results of operations, liquidity, and overall financial condition. As of December 31, 2025, we maintain a full valuation allowance over our deferred tax assets for financial reporting purposes.
Risks Related to Product Development and Commercialization
Because our vaccine product development and commercialization efforts depend on new and rapidly evolving technologies, our efforts may not succeed.
Our vaccine development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our current and future products. The payments received from Sanofi for their commercialization of our COVID-19 Vaccine and the development and, if successful, commercialization efforts of our other vaccine candidates could fail for a variety of reasons, including if:
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
•some or all of the products that we or our third-party partners have manufactured may be determined to be unsalable based on criteria imposed by regulators in connection with potential regulatory approvals;
•our in-house or third-party manufacturing facilities fail regulatory inspections;
•proprietary rights of third-parties prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; or
•third-party competitors achieve and maintain greater market share due to earlier approvals or superior marketing capabilities.
Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome, and the results of prior clinical trials are not necessarily predictive of our future results.
Clinical and preclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the trial or study process. Despite promising preclinical or clinical results, any vaccine candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for vaccine candidates in our industry is high, particularly in the early stages of development.
The results from preclinical studies or clinical trials of a vaccine candidate or a competitor’s vaccine candidate in the same class may not predict the results of later clinical trials of such vaccine candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Vaccine candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials. Many vaccine candidates fail in clinical trials despite very promising early results, and a number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier preclinical studies and clinical trials.
Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses. In addition, if our collaborators conduct clinical trials that generate negative results or results that conflict with the results of our clinical trials, the FDA or other regulatory authorities may delay, limit, or deny approval of our vaccine candidates, require us to conduct additional clinical trials as a condition to regulatory approval. As a result, we cannot be certain that our planned preclinical studies and clinical trials will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our vaccine candidates, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Furthermore, on April 28, 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period. If we, or our third-party providers, such as CRO, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.
Before obtaining regulatory approval from regulatory authorities for the sale of our vaccine candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, potency, immunogenicity and efficacy of the vaccine candidates in humans. Before we can initiate clinical trials for our vaccine candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about vaccine candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an Investigational New Drug Application (“IND”) to the FDA or as part of any similar regulatory submission required for allowance to proceed with clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies, or added clinical evaluation under any IND, clinical trial application or similar regulatory submission, which may lead to delays and increase the costs of our clinical development program. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our preclinical studies and planned clinical trials for our vaccine candidates could significantly affect our product development timelines and product development costs.

We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:
•inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•obtaining regulatory authorizations or allowances to commence a trial or reaching a consensus with regulatory authorities on trial design;
•the FDA or comparable foreign regulatory authorities disagreeing as to the implementation of our clinical trials;
•any failure or delay in reaching an agreement with contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•delays in identifying, recruiting and training suitable clinical investigators;
•obtaining approval from one or more institutional review boards (“IRBs”) or ethics committees at clinical trial sites;
•IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•major changes or amendments to the clinical trial protocol;
•clinical sites deviating from the trial protocol or dropping out of a trial;
•failure by our CROs to perform in accordance with good clinical practice (“GCP”) requirements or applicable regulatory guidelines in other countries;
•manufacturing sufficient quantities of our vaccine candidates and placebo for use in clinical trials, which could be materially impacted by supply chain disruption or other issues;
•expiration of the shelf life of clinical material for use in clinical trials prior to the enrollment of any of our clinical trials;
•subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials;
•insufficient incidence of infection with the applicable disease or condition that would allow us to evaluate the endpoints in our clinical trials of our vaccine candidates;
•individuals choosing an alternative product for the indication for which we are developing our vaccine candidates, or participating in competing clinical trials;
•lack of adequate funding to continue the clinical trial;
•subjects experiencing severe or serious unexpected vaccine-related adverse effects;
•occurrence of vaccine-related serious adverse events in trials of other vaccine candidates conducted by other companies that could be considered similar to our vaccine candidates;
•selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;
•transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”), delays or failure by our CMOs or us to make any necessary changes to such manufacturing process, or failure of our CMOs to produce clinical trial materials in accordance with current good manufacturing practice (“cGMP”) regulations or other applicable requirements; and
•third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a vaccine, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
Further, conducting clinical trials in foreign countries, as we have in the past and may do for our vaccine candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries.
In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a vaccine candidate. We may make formulation or manufacturing changes to our vaccine candidates, in which case we may need to conduct additional preclinical studies to bridge our modified vaccine candidates to earlier versions. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our vaccine candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our vaccine candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.
We may find it difficult to enroll subjects in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Successful and timely completion of clinical trials will require that we identify and enroll a specified number of subjects for each of our clinical trials. We may not be able to initiate or continue clinical trials for our vaccine candidates if we are unable to identify and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.
Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the subject population, the risks and severity associated the disease under investigation, the proximity of subjects to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the ability to obtain and maintain informed consents, the ability to co-administer a vaccine candidate with other vaccines, the risk that enrolled subjects will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, and competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages and risks of the vaccine candidate being studied in relation to other available vaccines or therapies, including any new products that may be approved for the indications we are investigating as well as any vaccine candidates under development.
We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.
Use of our vaccine candidates could be associated with adverse side effects, adverse events or other safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a vaccine candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of expected or unexpected side effects. Vaccine-related side effects could affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Undesirable side effects caused by our vaccine candidates when used alone or in combination with approved drugs, biologics or vaccines could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or lead to the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, in October 2024, the U.S. FDA placed a clinical hold on the IND for our CIC and stand-alone influenza vaccine candidates from a spontaneous report of a serious adverse event in a participant who received the CIC vaccine candidate in a Phase 2 trial that completed in 2023. After providing the FDA with the requested additional information, this event was assessed as not related to vaccination. The information provided to the FDA supported our assessment that the serious adverse event was not related to our CIC vaccine candidate, and the FDA removed the clinical hold in November 2024. Any of these occurrences could severely harm our business, prospects, operating results and financial condition.
Moreover, if our vaccine candidates are associated with undesirable side effects in clinical trials or demonstrate characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the vaccine candidate if approved. We may also be required to modify our development and clinical trial plans based on findings after we commence clinical trials. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compounds. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.
It is possible that as we test our vaccine candidates in larger, longer and more extensive clinical trials, or if the use of these vaccine candidates becomes more widespread following regulatory approval, more illnesses, injuries, discomforts and other adverse events than were observed in earlier trials, as well as new conditions that did not occur or went undetected, may be discovered. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly.
In addition, if our vaccine candidates receive regulatory approval, and we or others later identify undesirable side effects caused by such vaccine, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw, suspend or limit approvals of such vaccine or seek an injunction against its manufacture or distribution;
•we may be required to recall a vaccine or change the way such vaccine is administered to individuals;
•regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;
•we may be required to implement a Risk Evaluation and Mitigation Strategy (“REMS”) or create a medication guide outlining the risks of such side effects for distribution to individuals;
•we may be required to change the way a vaccine is distributed or administered, conduct additional clinical trials or change the labeling of a vaccine or be required to conduct additional post-marketing studies or surveillance;
•we could be sued and held liable for harm caused to vaccine recipients;
•sales of the vaccine may decrease significantly or the vaccine could become less competitive; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular vaccine candidate, if approved, and could significantly harm our business, results of operations and prospects.
Interim, “topline” and preliminary data from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.
Interim data from clinical trials are further subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline, or preliminary data and final data could significantly harm our business prospects. Further, disclosure of such data by us or by our competitors could result in volatility in the price of our common stock.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular vaccine candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular vaccine candidate or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our vaccine candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
The emergence and transmissibility of variants of the SARS-CoV-2 virus may affect market acceptance or sales of our COVID-19 Vaccine.
As the SARS-CoV-2 virus continues to evolve, new strains of the virus, or those that are already in circulation, have in the past (in the cases of the Alpha, Beta, Delta and Omicron, including subvariants such as XBB.1.5 and JN.1, variants) and may in the future prove more transmissible or cause more severe forms of COVID-19 disease than the predominant strains to date.
Our 2026 revenue depends on Sanofi’s ability to successfully manufacture, distribute, and market in accordance with the Sanofi CLA, an updated monovalent formulation of our COVID-19 Vaccine, marketed as Nuvaxovid™ in the U.S., for the 2025-2026 vaccination season. This product may not be as effective in protecting against these or other future variant strains, and it may fail to achieve market acceptance or significant sales, despite gaining any regulatory approval, which may lead to reputational harm, loss of market share, and adverse financial results.
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
We focus our research and development activities on vaccines, an area in which we believe we have particular strengths and a technology that appears promising. The outcome of any research and development program is highly uncertain. Only a small fraction of biopharmaceutical development programs ultimately result in commercial products or even vaccine candidates and a number of events could delay our development efforts and negatively impact our ability to make regulatory submissions or obtain regulatory approval for, and to manufacture, market and sell, our vaccine candidates or any other vaccine on our projected timelines, if at all. Vaccine candidates that initially appear promising often fail to yield successful products, and we may not ultimately be able to demonstrate the safety, potency, purity, stability and efficacy necessary to obtain or maintain regulatory authorization to market our vaccine candidates. In many cases, preclinical studies or clinical trials will show that a vaccine candidate is not efficacious or that it raises safety concerns or has other side effects that outweigh its intended benefit. Success in preclinical or early clinical trials may not translate into success in large-scale clinical trials. Further, success in clinical trials often leads to increased investment, accelerating cumulative losses. Even if clinical trial results appear positive, regulatory approval may not be obtained if the FDA, or a foreign equivalent, does not agree with our interpretation of the results. Even after a product is approved and launched, general usage or post-marketing clinical trials may identify safety or other previously unknown problems with the product, or manufacturing issues may emerge, either of which may result in regulatory approvals being suspended, limited to narrow the scope of the approval, or revoked, which may otherwise prevent successful commercialization. Intense competition in the vaccine industry could also limit the successful commercialization of any products for which we receive commercial approval.

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
We may have product liability exposure.
The administration of drugs or vaccines to humans, whether in clinical trials or after marketing approval, can result in product liability claims. We maintain product liability insurance coverage for our current clinical programs, and for commercialization of NuvaxovidTM. However, we may not be able to obtain additional insurance coverage or maintain insurance coverage on commercially reasonable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Furthermore, such insurance coverage and our resources may not be sufficient to satisfy all liabilities that result from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim would be time-consuming and expensive, may damage our reputation in the marketplace and would likely divert management’s attention.
In addition, regardless of any authorizations we have received supporting the development or commercialization of our vaccine candidates, unexpected safety issues could lead to product liability claims and our existing insurance may not be adequate for such claims.
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
In addition, in the United States, the Public Readiness and Emergency Preparedness Act (the “PREP Act”), when applicable, provides immunity for manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include “security countermeasures,” “qualified pandemic or epidemic products,” which include products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines and treatments intended to address conditions caused by such products, and drugs and biological products authorized for emergency use in accordance with sections 564, 564A, and 564B of the FDCA. For these immunities to apply, the Secretary of DHHS must invoke the PREP Act by issuing a declaration that a public health emergency or “credible risk” of a future public health emergency exists. On March 17, 2020, the Secretary of DHHS issued a declaration under the PREP Act for medical countermeasures against COVID-19, effective as of February 4, 2020, and has issued subsequent amendments since then to provide liability immunity for activities related to certain countermeasures against the ongoing COVID-19 pandemic. On December 11, 2024, the Secretary of DHHS issued the 12th amendment to the PREP Act declaration to extend time period of PREP Act coverage to December 31, 2029. While we believe our products are Covered Countermeasures under the current PREP Act declaration, coverage cannot be assured. Further, it remains possible that the HHS Secretary will amend the PREP Act declaration for medical countermeasures against COVID-19 to, among other things, shorten the duration of its coverage. Certain members of Congress have also sought to amend or repeal the PREP Act in effort to restrict or eliminate PREP Act immunity. As a result, the PREP Act, and any associated immunity, remains subject to significant uncertainty.
Even if we successfully commercialize any of our vaccine candidates, either alone or in collaboration, we face uncertainty with respect to pricing, third-party reimbursement and healthcare reform, all of which could be subject to change and could adversely affect any commercial success of our vaccine candidates.
Our ability to collect revenue from the commercial sale of our vaccines may depend on our ability, and that of any current or potential future collaboration partners or customers, to obtain and if obtained, maintain adequate levels of approval, coverage and reimbursement for such products from third-party payers including: government health administration authorities such as the Advisory Committee for Immunization Practices of the Centers for Disease Control and Prevention (“ACIP”), private health insurers, managed care organizations, pharmacy benefit management companies, and other healthcare related organizations.
Third-party payers are increasingly challenging the prices charged for medical products and may deny coverage or offer inadequate levels of reimbursement if they determine that a product has not received appropriate clearances from the FDA, or foreign equivalent, or other government regulators; is not used in accordance with cost-effective treatment methods as determined by the third-party payer; or is experimental, unnecessary or inappropriate. Prices could also be driven down by managed care organizations that control or significantly influence utilization of healthcare products.
In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell vaccines and could adversely affect the prices that we receive for our vaccine candidates, if approved. Some of these proposed and implemented reforms could result in reduced drug pricing or reimbursement rates for medical products. The impact of such reform could adversely affect our business strategy, operations and financial results. Our exposure to price-related regulation could depend on whether our products are reimbursed by Medicare under Part B or Part D. Medicare Part B vaccine coverage includes vaccines to prevent influenza, pneumococcal disease, hepatitis B for beneficiaries who are at medium or high risk, and COVID-19. Vaccines for such conditions do not have any cost-sharing requirements. Meanwhile, Medicare Part D vaccine coverage includes all other commercially available vaccines that are determined to be reasonable and necessary to prevent illness. Part D vaccine coverage historically included cost-sharing requirements, but, effective January 1, 2023, the IRA provides access to CDC and ACIP-recommended vaccines covered under Medicare Part D without cost-sharing.
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
For example, under the Trump administration, the COVID-19 vaccine for healthy children and healthy pregnant women was removed from the CDC recommended immunization schedules, and the DHHS Secretarial Directives ratifying CDC recommendations for use of COVID-19 vaccines for children ages six months to 17 years were rescinded. Currently, CDC recommends a 2025-2026 COVID-19 vaccine for people ages 6 months and older based on individual-based decision-making, noting that parents of children ages 6 months to 17 years should discuss the benefits of vaccination with a healthcare provider. CDC states that it is especially important to get a 2025–2026 COVID-19 vaccine for individuals aged 65 and older, individuals at high risk for severe COVID-19, or individuals who have never received a COVID-19 vaccine. It is possible that ACIP may withdraw or further limit its recommendation for COVID-19 vaccines. The revised CDC recommendations, as well as any possible future negative actions by ACIP regarding vaccination schedules, may adversely affect demand for our vaccine candidates and have material adverse effects on our business and results of operations.

We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. We also cannot predict if the Trump administration’s policies might adversely impact funding for vaccine research and development, reimbursement for vaccines and their administration, vaccine mandates and recommendations, and public perception of vaccine importance. The U.S. Department of Health and Human Services (“DHHS”) Secretary Robert F. Kennedy Jr. has populated ACIP with members who generally have voiced negative views regarding COVID-19 vaccines. The FDA’s Vaccines and Related Biological Products Advisory Committee makes recommendations to FDA regarding novel vaccine products, and the Trump administration has so far removed at least one member from the committee. It is possible that further changes to the composition of the committee could result in additional adverse recommendations that negatively affect the development and commercialization of our vaccine candidates.
The Trump administration’s changes to the immunization schedule for children and adolescents and vaccine recommendations to date, and similar changes that could be adopted in the future, could, among other things, result in adverse recommendations from ACIP or delay ACIP decisions or other elements of the approval pathway, potentially adversely impacting vaccine availability and recommendations, which could have a material adverse effect on our results of operations and financial condition.
Additionally, the pharmaceutical industry has also been the subject of significant publicity in recent years regarding the pricing of pharmaceutical products, including publicity and pressure resulting from prices charged by pharmaceutical companies for new products as well as price increases by pharmaceutical companies on older products that some people have deemed excessive. As a result, pharmaceutical product prices have been the focus of increased scrutiny by the United States government, including certain state attorneys general, members of Congress, the Trump administration, and the United States Department of Justice. If reforms in the healthcare industry limit or reduce reimbursement for our vaccine candidates, the market for such vaccine candidates will be reduced, and we could lose potential sources of revenue. The existence or threat of cost control measures could cause our corporate collaborators to be less willing or able to pursue research and development programs related to our vaccine candidates.
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
•whether our vaccines candidates are differentiated from other vaccines;
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
Because an important component of our adjuvant technology is extracted from a species of soap-bark tree (Quillaja saponaria) grown in Chile, we need long term access to quillaja extract with a consistent and sufficiently high quality in order to maintain a secure supply of raw material for the development and manufacture of our adjuvant products. We rely on a single source supplier for quillaja extract, so if we are unable to secure long term access to quillaja extract with a consistent and sufficiently high quality, or to secure back-up suppliers, the development and manufacture of our adjuvant products may be delayed and we may not be able to meet our obligations under our various collaboration and supply agreements.
Our vaccine candidates are sensitive to shipping and storage conditions, which could subject our vaccine candidates to risk of loss or damage.
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
Fast Track Designation by the FDA may not actually lead to a faster development or regulatory review or approval process and does not assure approval.
The FDA granted Fast Track Designation for our recombinant quadrivalent seasonal influenza vaccine candidate in January 2020 and prototype vaccine in November 2020, and also granted Fast Track Designation to the R21/Matrix-M malaria vaccine . Depending on the data from our preclinical and clinical studies, we may decide to seek such designation for some or all of our other vaccine candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing candidates that meet certain criteria. Specifically, biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With respect to our programs, Fast Track Designation would apply to the combination of the vaccine candidate and the specific indication for which it is being studied. The sponsor of a Fast Track vaccine candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A BLA submitted for a Fast Track candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.
The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular vaccine candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for any of our vaccine candidates, such vaccine candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development programs. Furthermore, such a designation does not increase the likelihood that any vaccine candidate that may be granted Fast Track Designation will receive regulatory approval in the U.S. Many candidates that have received Fast Track Designation have ultimately failed to obtain approval.
Risks Related to Our Dependence on Third Parties
We need to partner with a collaborator to handle marketing activities, and if we are unable to enter into collaborations with marketing partners, we may not be successful in commercializing any approved products.
Although we commercialized our COVID-19 Vaccine for the last three vaccination seasons, we have transitioned the commercialization of this product to Sanofi for the 2025-2026 vaccination season and for the duration of the Sanofi CLA and we otherwise currently have limited dedicated sales, marketing or distribution capabilities. As a result, we depend on collaborations with third parties that have established distribution systems and sales forces, including our collaborations with Sanofi and SII, among others. To the extent that we enter into co-promotion or other licensing arrangements, such as the Sanofi CLA, our revenue will depend upon the efforts of third parties, over which we may have little or no control. If we are unable to reach and maintain agreements with one or more pharmaceutical companies or collaborators, we may be required to market our products directly. Developing a marketing and sales force is expensive and time-consuming and could delay a product launch. We may not be able to attract and retain qualified sales personnel or otherwise develop this capability, which may adversely affect our business.

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
The near and long-term viability of our other vaccine candidates, including our CIC vaccine candidate, depends in part on our ability to successfully establish, operationalize and maintain strategic collaborations with pharmaceutical and biotechnology companies and government agencies. Establishing, operationalizing and maintaining strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on their internal pipelines; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, our products’ ability to address these areas, or other reasons beyond our expectations or control. Collaborators also may seek to modify or terminate relationships. Past success in establishing strategic collaborations with pharmaceutical and biotechnology companies, non-profit organizations and government agencies is no guarantee of future success in entering into new relationships or in performing under existing relationships. If we fail to establish a sufficient number of collaborations or government relationships on acceptable terms, or fail to perform under collaborations or relationships to the satisfaction of counter-parties, we may not be able to commercialize our vaccine candidates or generate sufficient revenue to fund further research and development efforts.
•The collaborations we have established or may establish may not result in the successful development or commercialization of any vaccine candidates for several reasons, including the fact that:
•we may not have the ability to control the activities of our partners and cannot provide assurance that they will fulfill their obligations to us, including with respect to the license, development and commercialization of any approved vaccines or our vaccine candidates, in a timely manner or at all;
•such partners may not devote sufficient resources to any approved vaccines or our vaccine candidates or properly maintain or defend our intellectual property rights;
•our partners could independently develop, or develop with third parties, products that compete directly or indirectly with any approved vaccines or our vaccine candidates if such partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of any approved vaccines or our vaccine candidates and affect our ability to realize product revenue; and
•disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.
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

    We rely on third parties to conduct preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our vaccine candidates may be delayed.
We depend on third parties to conduct our preclinical studies and clinical trials for our vaccine candidates. Specifically, we rely on, and will continue to rely on, medical institutions, clinical investigators, CROs and consultants to conduct preclinical studies and clinical trials, in each case in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. Though we expect to carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, while we will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for our vaccine candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites.
If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Furthermore, our clinical trials must be conducted with vaccine candidates and placebo produced under cGMP and similar foreign regulations. Failure to comply with these regulations may require us to repeat clinical trials or recall batches of our vaccine candidate or placebo, which would delay the regulatory approval process.
There is no guarantee that any of our CROs, investigators or other third parties will devote adequate time and resources to our preclinical studies or clinical trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting preclinical studies, clinical trials or other development activities that could harm our competitive position.
If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we work to carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
    We currently rely on third parties for the manufacture of our vaccine candidates for clinical development and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our vaccine candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.
We rely, and expect to continue to rely in part, on additional third-party manufacturers for the manufacture of our vaccine candidates and related raw materials for clinical development, as well as for commercial manufacture. The facilities used by third-party manufacturers to manufacture our vaccine candidates must be approved for the manufacture of such candidate by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a BLA to the FDA or any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP and similar foreign requirements for manufacture of products. Our third-party manufacturers may be unable to successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority. In order for us to use the material manufactured by third-party manufacturers, their manufacturing facilities must comply with applicable legal requirements, including cGMP, and upon a request for marketing authorization, these facilities must be authorized for the manufacture of our vaccine candidates in connection with any approval of any marketing application we submit.
In addition, we have no control over the ability of third-party manufacturers to procure raw material supplies and maintain adequate quality control, quality assurance and qualified personnel. Furthermore, the process of manufacturing biologics is complex and highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. If microbial, viral or other contaminations are discovered at the facilities of our third-party manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product and adversely affect our business.
Further, our clinical supplies have a shelf lives that may expire prior to the full enrollment of our planned clinical trials causing similar delays or other supply disruptions. Any performance failure on the part of our third-party manufacturers could delay clinical development or marketing approval of any vaccine candidate, and may adversely affect our future profit margins and our ability to commercialize any vaccines that receive marketing approval on a timely and competitive basis.
In addition, we may be unable to establish any supply agreements with additional third-party manufacturers or to do so on acceptable terms, which increases the risk of failing to timely obtain sufficient quantities of our vaccine candidates or such quantities at an acceptable cost. Even if we are able to establish long-term agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
• failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance; breach of the manufacturing agreement by the third party;
•failure to manufacture our product according to our specifications, our schedule, or at all;
•infringement, misappropriation or other violation of our intellectual property and proprietary information, including our trade secrets and know-how; and
•termination or non renewal of the agreement by the third party at a time that is costly or inconvenient for us.
There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us, and any vaccine candidates that we may develop may compete with other vaccine candidates and products for access to such manufacturers and manufacturing facilities. Increased competition amongst developers to access manufacturers and materials could increase the costs of, or otherwise limit our ability to, manufacture our vaccine candidates.
Our third-party manufacturers may be unable to successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority. In order for us to use the material manufactured by third-party manufacturers, their manufacturing facilities in which our materials are produced must comply with applicable laws and regulations governing the manufacture of biological products, and upon a request for marketing authorization, these facilities must be authorized for the manufacture of our vaccine candidates in connection with any approval of a marketing application we submit.
If materials manufactured by our third-party manufacturers do not conform to our specifications or the regulatory requirements necessary for use in clinical trials, we may experience delays in our development efforts or may need to find alternative manufacturing facilities, which would significantly impact our ability to obtain regulatory approval for or commercialize our vaccine candidates, if approved.
Our third-party manufacturers may be unable to successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority. In order for us to use the material manufactured by third-party manufacturers, their manufacturing facilities in which our materials are produced must comply with applicable laws and regulations governing the manufacture of biological products, and upon a request for marketing authorization, these facilities must be authorized for the manufacture of our vaccine candidates in connection with any approval of a marketing application we submit. If the FDA or any comparable foreign regulatory authority determines that such facilities are noncompliant or does not authorize these facilities to manufacture our vaccine candidates or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our vaccine candidates, if approved. While we are seeking to identify and secure additional third-party contract manufacturers, we may be unable to do so at an acceptable cost, or at all, which could significantly impact our ability to obtain regulatory approval for or commercialize our vaccine candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of vaccine candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Additionally, our third-party manufacturers may rely on single source suppliers for certain of the raw materials for our preclinical and clinical product supplies. If current or future suppliers are delayed or unable to supply sufficient raw materials to manufacture product for our preclinical studies and clinical trials, we may experience delays in our development efforts as materials are obtained or we locate and qualify new raw material manufacturers.
Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:
•an inability to initiate clinical trials of our vaccine candidates;
•delay in submitting regulatory applications, or receiving marketing approvals, for our vaccine candidates;
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease development or to recall batches of our vaccine candidates; and
•in the event of approval to market and commercialize our vaccine candidates, an inability to meet commercial demands for such vaccines.
Any performance failure on the part of our manufacturing partners could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. In addition, our current and anticipated future dependence upon others for the manufacture of our vaccine candidates may adversely affect our future profit margins and our ability to commercialize any vaccines that receive marketing approval on a timely and competitive basis.
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
There is significant competition in the development of a vaccine against COVID-19 and a combined vaccine against COVID-19 and influenza, and we may never see returns on the significant resources we have devoted and may continue to devote to our vaccine candidates.
Despite funding provided to us to date, and although we obtained regulatory approvals for our COVID-19 Vaccine, many of our competitors pursuing vaccine candidates have significantly greater development, manufacturing and marketing resources than we do. Larger pharmaceutical and biotechnology companies have extensive experience in clinical testing and obtaining regulatory approval for their products and may have the resources to heavily invest to accelerate discovery and development of their vaccine candidates. The success of our candidates will depend, in part, on their relative safety, efficacy (including against emerging variant strains), side effect profile, convenience, and cost. Furthermore, if any competitors are successful in producing a more efficacious vaccine or other treatment for the diseases we intend to target (including against emerging variant strains), or if any competitors are able to manufacture and distribute any such vaccines or treatments with greater efficiency there may be a diversion of potential governmental and other funding away from us and toward such other parties.
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

Risks Related to Regulatory and Compliance Matters
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our vaccine candidates, our business will be substantially harmed.
The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our vaccine candidates are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. In the U.S., we are not permitted to market our vaccine candidates in the U.S. until we receive regulatory approval of a BLA from the FDA. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the vaccine candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable regulatory have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a vaccine candidate for many reasons. Despite the time and expense invested in clinical development of vaccine candidates, regulatory approval of a vaccine candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized.
Prior to obtaining approval to commercialize a vaccine candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such vaccine candidates are safe and effective for their intended uses, and in the case of vaccines in the U.S., that such vaccine candidates are safe, pure and potent for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe available nonclinical or clinical data support the safety purity, potency, or efficacy of our vaccine candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our vaccine candidates either prior to or post-approval, or may object to elements of our clinical development program.
The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a vaccine candidate for many reasons, including:
•such authorities may disagree with the design or execution of our clinical trials;
•negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance or persuasiveness required by the FDA or comparable foreign regulatory agencies for approval;
•serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using products similar to our vaccine candidates;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country;
•we may be unable to demonstrate that a vaccine candidate’s clinical and other benefits outweigh its safety risks;
•such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•such authorities may not agree that the data collected from clinical trials of our vaccine candidates are acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our vaccine candidates;
•approval may be granted only for indications that are significantly more limited than those sought by us, and/or may include significant restrictions on distribution and use;

•such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies; or
•such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.
With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. Where if we eventually complete clinical trials and receive approval of a BLA or comparable foreign marketing application for our vaccine candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials and/or the implementation of a REMS, which may be required because the FDA believes it is necessary to ensure safe use of the product after approval. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that vaccine candidate and would materially adversely impact our business and prospects.
Where we receive regulatory approval for our vaccine candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our vaccine candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our vaccine candidates, when and if any of them are approved.
Any regulatory approvals that we may receive for our vaccine candidates will require the submission of reports to regulatory authorities, subject us to surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of our vaccine candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our vaccine candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and similar foreign requirements, and GCP requirements for any clinical trials that we conduct post-approval. Failure to comply with regulatory requirements or later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on clinical trials;
•fines, restitutions, disgorgement of profits or revenue, warning letters, untitled letters, adverse publicity requirements or holds on clinical trials;
•refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications submitted by us or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of our products; and
•injunctions or the imposition of civil or criminal penalties.
The occurrence of any event or penalty described above may inhibit our ability to commercialize our vaccine candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.
Moreover, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any vaccine candidates we develop. For example, the Trump administration may issue executive orders or take other actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. The policies and priorities of a presidential administration could materially impact the regulations governing our vaccine candidates. In particular, the current DHHS Secretary, Robert F. Kennedy, Jr., has previously issued statements expressing skepticism towards the safety and testing of pediatric vaccines, such as those we intend to develop, and has taken actions to modify certain committees and recommendations that could adversely affect the development, approval and/or commercialization of novel vaccines. For additional information, see the Risk Factor above entitled: “Even if we successfully commercialize any of our vaccine candidates, either alone or in collaboration, we face uncertainty with respect to pricing, third-party reimbursement and healthcare reform, all of which could be subject to change, and could adversely affect any commercial success of our vaccine candidates.”
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
Our vaccine candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, the FDA may approve a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. We believe that any of our vaccine candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our vaccine candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated.
Failure to obtain regulatory approval in foreign jurisdictions could prevent us from marketing our products internationally.
We intend to have our vaccine candidates developed and commercialized outside the U.S. In furtherance of this objective, we have entered into supply agreements with various foreign governments and international distribution agreements with commercial entities. In order to market our products in various countries globally, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. Additionally, regulatory authorities outside the U.S. might not accept data from trials conducted in other countries. Approval by one regulatory agency does not ensure approval by regulatory agencies in other jurisdictions. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. The failure to obtain regulatory approval in foreign jurisdictions could harm our business.
We have conducted, continue to conduct and plan to conduct in the future, a number of clinical trials for our vaccine candidates at sites outside the U.S. and the U.S. FDA may not accept data from trials conducted in such locations.
We have in the past conducted, and may in the future conduct one or more of our clinical trials or a portion of our clinical trials for our vaccine candidates outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the relevant jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it may result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future vaccine candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
The ability of the FDA and other regulatory authorities to review and approve new product applications is affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes, including those related to a change in presidential administration. For example, average review times at the FDA have fluctuated in recent years as a result of such factors. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough employees and stop or slow the pace of critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial personnel changes, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown or slowdown of the relevant regulatory authority occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events, could significantly impact the ability of such government or authority to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
For our vaccine candidates, we will be subject to additional healthcare laws and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.
Within the U.S. (and within foreign countries), if we obtain full approval for any of our vaccine candidates and begin commercializing them, our operations may be directly, or indirectly through our arrangements with third-party payors and customers, subject to additional healthcare regulation and enforcement by the federal and state governments (or the regulatory bodies or governments of foreign countries), which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable U.S. federal and state healthcare laws and regulations (which may be comparable to foreign laws existing in foreign countries) that may affect our ability to operate include:
•the Federal Food, Drug and Cosmetic Act, which among other things, strictly regulates drug product marketing and promotion and prohibits manufacturers from marketing such products for unapproved uses;
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving or providing remuneration, directly or indirectly, to induce the referral for an item or service or the purchase order of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•federal false claims laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
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
•the federal Physician Payment Sunshine Act and its implementing regulations, which require manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the DHHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists and chiropractors), certain non-physician providers such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•the federal law known as HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
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
Risks Related to our Intellectual Property
Our success depends on our ability to obtain, maintain, expand, enforce and defend the scope, ownership or control, and validity of intellectual property protections, to maintain the proprietary nature of our technology.
We rely, and may in the future rely, upon a combination of patent, trade secret and know-how for any of our current and future vaccine candidates, and proprietary technologies to prevent third parties from exploiting our achievements, thus eroding our competitive position in our market. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success in large part depends on our ability to obtain, maintain, expand, enforce and defend the scope, ownership or control, and validity of intellectual property, to maintain the proprietary nature of our technology and other trade secrets in the United States and other countries. To do so, we must prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third-parties or allowing third-parties to infringe our rights. We currently have or have rights to over 832 U.S. and foreign patents and patent applications covering our technologies. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office (“USPTO”) or similar patent offices in other countries or enforced by the federal courts or agencies in the United States or the courts or administrative bodies in other countries. Therefore, we do not know whether any particular patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.
The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, the USPTO and various non-U.S. government agencies require compliance with certain foreign filing requirements during the patent application process. In some circumstances, we are dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse in compliance with these requirements can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application or can be grounds for revoking or invalidating an issued patent, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, we may experience difficulties in enforcing the intellectual property rights in output generated by generative AI Technologies (as defined below). The United States Copyright Office has previously denied copyright protection for content generated by AI Technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI Technologies. The Supreme Court of the United Kingdom has reached a similar conclusion, stating that AI systems cannot be named as an “inventor” for UK patent law purposes.
If we are unable to obtain, maintain, expand, enforce and defend the scope, ownership or control, validity and enforceability of our intellectual property protection, our business, financial condition, results of operations and prospects could be materially harmed.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patent protection for our products, vaccine candidates and proprietary technologies, we may rely on trade secret protection and confidentiality agreements to protect our know-how, technology, and other proprietary information and to maintain our competitive position. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality provisions in agreements with parties who have access to them, such as our employees, licensees, third party collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees, consultants and advisors. Trade secrets and know-how can be difficult to protect. We cannot guarantee that we have entered into applicable agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. We cannot guarantee that any potential trade secrets and other proprietary and confidential information will not be disclosed or that competitors will not otherwise gain access to trade secrets. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we may have no right to prevent them from using that technology or information to compete with us. Furthermore, others may independently discover similar trade secrets and proprietary information. We may also need to share our trade secrets and proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If any of our trade secrets were to be disclosed or misappropriated or if any such information were to be independently developed by a competitor or other third party, our competitive position could be materially and adversely harmed.
We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants, advisors or others who are involved in our research and development activities or developing our vaccine candidates. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to our vaccine candidates and other proprietary technologies we may develop. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our former employees, consultants, advisors and collaborators may wrongfully disclose our trade secrets or we may be subject to claims that our employees, consultants, or advisors have misappropriated alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Although our patent filings include claims covering various features of our vaccine candidates, including composition, methods of manufacture and use, our patents do not provide us with complete protection against the development of competing products. Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-

how or other proprietary information, and such risk has been enhanced by the departure of employees in connection with our global restructuring and cost reduction plan.
Some of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to protect our intellectual property and proprietary rights throughout the world.
Filing, prosecuting, maintaining, enforcing and defending patents on our products and vaccine candidates in all countries throughout the world is expensive, and the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Prosecution of foreign patent applications is often a longer process and patents may grant at a later date, and may have a shorter term, than in the U.S. The requirements for patentability differ in certain jurisdictions and countries. Additionally, the patent laws of some countries do not afford intellectual property protection to the same extent as the laws of the U.S. For example, other countries may impose substantial restrictions on the scope of claims, including limiting patent protection to specifically disclosed embodiments. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our intellectual property in and into the U.S. or other jurisdictions. Competitors may use our intellectual property in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products, and our current or future owned or licensed patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our owned or licensed patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, some jurisdictions may have a heightened standard for patentability than in the U.S., including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in the U.S. and other jurisdictions.
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
Competitors may infringe our patents or the patents of our collaborators or licensors. As a result, we may be required to file patent infringement suits to prevent unauthorized uses. This can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceeding could put one or more of our, or our collaborators’ or licensors’, patents at risk of being invalidated or interpreted narrowly and could put our, or our collaborators’ or licensors’, patent applications at the risk of not issuing. Competitors may infringe our trademarks or the trademarks of collaborators or licensors. As a result, we may be required to file suit to counter infringement for unauthorized use of an identical or confusingly similar trademark. This can be expensive and time-consuming.
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
Our patents may be subject to various challenges related to ownership and inventorship, including interference or derivation proceedings. Third parties may assert that they are inventors on our patents or that they are owners of the patents. While we perform inventorship analyses to insure that the correct inventors are listed on our patents, we cannot be certain that a court of competent jurisdiction would arrive at the same conclusions we do. If we are unsuccessful in defending against ownership or inventorship challenges, a court may require us to list additional inventors, may invalidate the patent, or may transfer ownership, or vest joint ownership, of the patent to a third party. Any of these outcomes may harm our ability to exclude competitors and potentially impact our success. Further, if ownership is transferred to a third party we may be required to seek a license to those rights to preserve our exclusive ability to practice the invention. Such a license may not be available on commercially reasonable terms, or at all. If we are unable to obtain a license, we may be required to expend time, effort, and other resources to design around the patent. Any such license may be non-exclusive and if a competitor is able to obtain a license from the third party, our ability to exclude that competitor from the market may be negatively impacted.
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
We may need to license intellectual property from third parties and, if our right to use the intellectual property we license is affected, our ability to develop and outlicense our vaccine candidates may be harmed.
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
Further, any disputes regarding obligations in licenses may require us to take expensive and time-consuming legal action to resolve, and, even if we are successful, may delay our ability to outlicense products and generate revenue. Further, if we are unable to resolve license issues that arise we may lose rights to practice intellectual property that is required to make, use, or sell products. Any such loss could compromise our development and commercialization efforts for current or future vaccine candidates and/or may require additional effort and expense to design around.

Our vaccine candidates and potential vaccine candidates will require several components that may each be the subject of a license agreement. The cumulative license fees and royalties for these components may make the commercialization efforts of these vaccine candidates uneconomical.
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
Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the patent term is generally 20 years from the earliest U.S. non-provisional or international patent application filing date. Extensions of patent term may be available under certain circumstances, but the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of our vaccine candidates, patents protecting such vaccine candidates might expire before or shortly after such vaccine candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. If we do not have sufficient patent life to protect our products, our business, financial condition, results of operations and prospects will be adversely affected.
Depending upon the timing, duration and conditions of FDA marketing approval of our vaccine candidates, we may be eligible for a limited extension of the term of one patent that covers a marketed product under the Drug Price Competition and Patent Term Restoration Act of 1984, (the “Hatch-Waxman Amendments”) and similar legislation in the European Union and the United Kingdom. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We may not be granted an extension for various reasons, including failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy other applicable requirements. Moreover, the length of the extension granted could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we may need the cooperation of that third party. If we are unable to obtain a patent term extension, or the foreign equivalent, or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed..
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
Intellectual property rights do not necessarily provide protection against all competitive harm to our business.
The degree of protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our product vaccine candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
•we or our licensors might not have been the first to make the inventions covered by our current or future patents;
•we or our licensors might not have been the first to file patent applications covering our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•our pending and future patent applications that we own or may license may not lead to issued patents;
•any issued patent that we own or license in the may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•others may have access to the same intellectual property rights licensed to us in the future on a non-exclusive basis;
•our competitors or other third parties might conduct research and development activities in countries where we or our licensors do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•we may fail to identify potential patentable subject matter and/or may fail to file patent applications for such patentable subject matter;
•the patents or other intellectual property rights of others may restrict our ability to conduct our business; and
•we may choose not to file for patent protection in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property or disclose information resulting in a loss of protection for such trade secret.
Should any of the foregoing occur, it could adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Employee Matters, Managing Growth and Information Technology
Our business may be adversely affected if we do not successfully execute our business development initiatives.
We anticipate growing through both internal development projects, such as our late-stage pipeline, Matrix-M™ technology and emerging, early-stage pipeline, and external opportunities, such as the entry into strategic alliances and collaborations. The availability of high quality opportunities is limited, and we may fail to identify candidates that we and our stockholders consider suitable or complete transactions on terms that prove advantageous. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Strategic transactions involve many risks, including, among others, those related to diversion of management’s attention from other business concerns, unanticipated expenses and liabilities, and increased complexity of our operations, which could prevent us from fully realizing expected synergies.
Our global restructuring and cost reduction plans may disrupt our business.
In May 2023, we announced a global restructuring and cost reduction plan. The planned workforce reduction included an approximately 25% reduction in our global workforce, comprised of an approximately 20% reduction in full-time Novavax employees and the remainder comprised of contractors and consultants. We realized the full annual impact of the cost savings in 2024. Additionally, in January 2024 we announced an additional 12% reduction of our global workforce, comprised of an additional 9% reduction in the Company’s full-time employees and the remainder comprised of contractors and consultants. We recorded an additional charge of $7.8 million related to one-time employee severance and benefit costs and $102.7 million costs related to the Impairment of long-lived assets during the year ended December 31, 2025.
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
Security breaches and other disruptions to our IT Systems or those of the vendors on whom we rely could compromise our information and expose us to liability, reputational damage, or other costs.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. In the ordinary course of our business, we and many of our current and future strategic partners, vendors, contractors, and consultants collect, maintain and process data about customers, employees, business partners and others, including information about individuals, as well as proprietary business information and data about our clinical participants, suppliers and business partners, including sensitive personally identifiable information (collectively, “Confidential Information”).
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors with a wide range of motives and expertise, including nation-states, organized criminal groups, opportunistic hackers and “hacktivists,” patient groups, disgruntled current or former employees and others, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services.. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
Our ongoing operating activities also depend on functioning IT Systems. We are required to expend significant resources in an effort to protect against security incidents, and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards. Cyberattacks are of ever-increasing levels of sophistication and frequency (and at times involve advanced techniques and tools such as artificial intelligence). As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. Despite our cybersecurity risk management program and processes, including our policies, controls or procedures, our IT Systems and Confidential Information and those of our vendors and partners are not immune to such attacks or breaches. Any such attack could result in a material compromise of our networks, and the information stored there could be accessed, publicly disclosed, lost, or rendered permanently or temporarily inaccessible. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We may not promptly discover a system intrusion and we are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.

Like other companies in our industry, we have and third parties with connections to our systems or with data relevant to our business have experienced attacks on our data and systems, including malware and computer viruses. Additionally, we partner with sites that store our clinical trial data, and their systems are also subject to the risk of cyberattacks, disruptions, or other security incidents. Attacks could have a material impact on our business, operations or financial results. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information could result in reputational, business, and competitive harms, significant costs related to remediation and strengthening our cyber defenses, legal claims or proceedings (including class actions), governmental investigations and enforcement actions, fines, penalties, liability including under laws that protect the privacy of personal information, and increased insurance premiums, any of which could have a material adverse effect on our business, operations or financial results. We also may need to pay a ransom if a “ransomware” infection prevents access or use of our systems and we may face reputational and other harms in addition to the cost of the ransom if an attacker steals certain critical data in the course of such an attack. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Compliance with global privacy and data security requirements could result in additional costs and liabilities or inhibit our ability to collect and process data globally, and our failure to comply with data protection laws and regulations could lead to government enforcement actions, fines, and other harms which would cause our business and reputation to suffer.
Evolving state, federal and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal data. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements, which increases the costs incurred by us in complying with such laws, which may be substantial. For example, the European Union General Data Protection Regulation (the "EU GDPR") and the United Kingdom General Data Protection Regulation (the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”),, impose a broad array of requirements for processing personal data, including elevated disclosure requirements regarding collection and use of such data, requirements that companies allow individuals to exercise data protection rights such as their right to obtain copies or demand deletion of personal data held by those companies, limitations on retention of information, and public disclosure of significant data breaches, among other things. The GDPR provides for substantial penalties for non-compliance of up to the greater of €20 million / £17.5 million or 4% of global annual revenue for the preceding financial year.
Furthermore, transferring personal data across international borders is complex and subject to legal and regulatory requirements as well as active litigation and enforcement in a number of jurisdictions around the world, each of which could have an adverse impact on our ability to process and transfer personal data as part of our business operations. For example, the EU GDPR and UK GDPR impose strict restrictions surrounding the transfer of personal data to countries outside the EEA and the UK respectively. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States, China, and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs; we may have to make operational changes; and/or it could otherwise affect the manner in which we operate our business, and could adversely affect our business, operations and financial condition. The U.S. has also enacted the Protecting Americans’ Data from Foreign Adversaries Act of 2024 which establishes new restrictions on transfers of certain personally identifiable sensitive data to foreign adversary countries and entities controlled by a foreign adversary. Similarly, in 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a new rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied.. If other countries implement more restrictive regulations for cross-border data transfers or do not permit data to leave the country of origin, such developments could adversely impact our business and our enterprise customers’ business, our financial condition and our results of operations in those jurisdictions.

Privacy laws and regulations are also expanding in the U.S. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted other privacy and security laws and regulations that govern the privacy, processing and protection of health-related and other personal information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California consumers regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf.. Like the GDPR, the CCPA establishes potentially significant penalties for violation. In addition, a number of other states have passed similar comprehensive privacy laws that have taken effect, reflecting a trend toward more stringent privacy legislation in the United States.
We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions, including specific health-data related laws. For example, Washington State enacted the Washington My Health My Data Act which broadly defines consumer health data, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements and grants consumers certain rights with respect to their health data, including to request deletion of their information. Furthermore, the Federal Trade Commission (FTC) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive.
In addition, we use artificial intelligence, machine learning and automated decision-making technologies (collectively, “AI Technologies”) in our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. State laws are changing rapidly and there is ongoing discussion in Congress of a new federal data protection and privacy law to which we may be subject. We will need to evaluate and update our privacy program to seek to comply with applicable privacy and data security laws, and we expect to incur additional expenses in our effort to comply.
Any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.

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
Risks Related to Our Indebtedness
Servicing our 4.625% Convertible Senior Notes due 2031 and our 5.00% Convertible Secured Notes due 2027 requires a significant amount of cash, and we may not have sufficient cash flow to pay our debt.
As of December 31, 2025, we had $26.5 million aggregate principal amount of 2027 Notes and $225.0 million aggregate principal amount of 2031 Notes outstanding. On February 25, 2026, we entered into a Credit, Security, and Guaranty Agreement (the “Credit Agreement”) and borrowed $50.0 million thereunder. We have the ability to incur additional indebtedness under the Credit Agreement, subject to satisfaction of certain conditions. Borrowings under the Credit Agreement bear interest at a variable rate based on a floating benchmark rate plus a margin, which exposes us to interest rate volatility which could increase our use of cash to pay interest. The term loans under the Credit Agreement mature in 2031 and are interest‑only until maturity, which concentrates principal repayment obligations at maturity. The Credit Agreement includes prepayment premiums of up to 3% on certain voluntary repayments, which could increase the cost of refinancing or reducing our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and borrowing under the Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we cannot generate cash flow from operations sufficient to service our scheduled debt obligations and make necessary capital expenditures we may need to refinance our debt, sell assets, or obtain additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness at maturity, unless earlier converted, redeemed, repurchased, or repaid, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, and limit our flexibility in planning for and reacting to changes in our business.
We may not have the ability to raise the funds necessary to repurchase the Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the Notes.
Holders of the Notes will have the right to require us to repurchase their Notes for cash upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. We cannot assure that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change repurchase price in cash with respect to any Notes surrendered by holders for repurchase upon a fundamental change. In addition, restrictions in our Credit Agreement do not allow, and restrictions in any other then existing credit facilities or other indebtedness, if any, may not allow, us to repurchase the Notes upon a fundamental change. Our failure to repurchase the Notes upon a fundamental change when required would result in an event of default pursuant to the indenture governing the Notes which could, in turn, constitute a default under the terms of the Credit Agreement and our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay all of the indebtedness and repurchase the Notes.
Despite current indebtedness levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our indebtedness.
We may incur significant additional indebtedness in the future. If new debt is added to our current indebtedness levels, the related risks that we face could intensify.
Our Credit Agreement contains restrictions that limit our flexibility in operating our business.
We entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with MidCap Financial Trust, as administrative agent (“Agent”), and the lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a senior secured term loan facility of up to $330.0 million, of which $50.0 million was borrowed at closing. The Credit Agreement contains various covenants, including covenants regarding minimum cash and royalty revenue amounts, and restrictive covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our subsidiaries to, among other things:
•incur additional indebtedness or liens;

•make certain investments or acquisitions;
•make certain restricted payments;
•enter into affiliate transactions; and
•consolidate, merge, sell assets or engage in change of control transactions, in each case subject to customary exceptions and limitations.
In the event that we breach one or more covenants under the Credit Agreement, the Agent may choose to declare an event of default and require that we immediately repay all amounts outstanding plus accrued interest, and foreclose on the collateral granted to it to secure such indebtedness. Such repayment could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Risks Related to Ownership of Our Common Stock
Because our stock price has been and will likely continue to be highly volatile, the market price of our common stock may be lower or more volatile than expected.
Our stock price has been highly volatile. From January 1, 2025 through December 31, 2025, the closing sale price of our common stock has been as low as $5.95 per share and as high as $9.58 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, the trading prices of biopharmaceutical companies in particular have been highly volatile as a result of the COVID-19 pandemic, inflation and increased interest rates. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than expected.
Furthermore, given the current presidential administration’s policies on vaccines, information in the public arena on this topic, whether or not accurate, has had and will likely continue to have an outsized impact (positive or negative) on our stock price. Information related to our development, manufacturing, regulatory and commercialization efforts with respect to our COVID-19 Vaccine, or information regarding such efforts by competitors with respect to their COVID-19 Vaccines and vaccine candidates, may meaningfully impact our stock price. As a result of this volatility, you may not be able to sell your common stock at or above your initial purchase price. The market price of our common stock may be influenced by many other factors, including:
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
We or the third parties upon whom we depend may be adversely affected by natural or man-made disasters or public health emergencies.
Our operations, and those of our clinical research organizations, contract manufacturing organizations, vendors of materials needed in manufacturing, collaboration partners, distributors and other third parties upon whom we depend, could be subject to fires, extreme weather conditions, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, war, political unrest, sabotage or terrorism and other natural or man-made disasters, as well as public health emergencies. The occurrence of any of these business disruptions could prevent us from using all or a significant portion of our facilities and it may be difficult or impossible for us to continue certain activities for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event and we may incur substantial expenses and delays as a result. Our ability to manufacture our vaccine candidates and obtain necessary clinical supplies for our vaccine candidates could be disrupted if the operations of our contract manufacturing organizations or suppliers are affected by a natural or man-made disaster, or a public health emergency.
We are a target for public scrutiny, and our business may be impacted by unfavorable publicity.
Given that COVID-19 represented an unprecedented urgent public health crisis and that we have received significant funding from the U.S. and foreign governments and other sources to support the development and commercialization of our COVID-19 Vaccine, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions we have made to date. If we are unable to successfully manage these risks, we could face significant reputational harm, which could negatively affect our stock price. The intense public interest, including speculation by the media, in the development of our COVID-19 Vaccine has caused significant volatility in our stock price, which we expect to continue as data and other information from our ongoing clinical trials become publicly available. If concerns should arise about the actual or anticipated efficacy or safety of any of our vaccine candidates, such concerns could adversely affect the market’s perception of these candidates, which could lead to a decline in investors’ expectations and a decline in the price of our common stock.
The increasing use of social media platforms presents new risks and challenges to our business.
Social media is increasingly being used to communicate about pharmaceutical companies’ research, product candidates, and the diseases such product candidates are being developed to prevent. Social media practices in the pharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, subjects may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such events occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our vaccine candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social media or networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur reputational or other harm to our business.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
Risk Management and Strategy
We have established a cybersecurity risk management program that includes processes designed to identify, assess, manage, and monitor risks from cybersecurity threats and that is intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our cybersecurity risk management program using industry standards as a guide, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
We have integrated our cybersecurity risk management program into our broader risk management program and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments of internal and external threats to the security, confidentiality, integrity and availability of our data and systems along with other material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•the use of outside providers, where appropriate, to conduct periodic internal and external penetration testing and security assessments and assist with other aspects of our security processes; and
•a third-party risk management program for key service providers, based on our assessment of their criticality to our operations and respective risk profile, including risks associated with our cloud vendors and other third parties.
As of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see Item 1A Risk Factors, “Security breaches and other disruptions to our information technology systems or those of the vendors on whom we rely could compromise our information and expose us to liability, reputational damage, or other costs.”
Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.
The CIO reports to the Audit Committee periodically, as well as to the Board of Directors, our Chief Executive Officer, and other members of our senior management as appropriate. These reports may feature briefings on our cyber risk management program, an overall assessment of our compliance with the our cybersecurity policies, topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, any significant or potentially significant security incidents and our responses, and recommendations for changes and updates to policies and procedures. Our cybersecurity risk management program is also evaluated by internal and external experts with the results of those reviews reported to senior management and the Board. Our cybersecurity risk management program is led by our Chief Information Officer (“CIO”), and our CIO is responsible for assessing and managing our material risks from cybersecurity threats. Our CIO supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO’s experience includes over 25 years of experience in information systems, cybersecurity, and data protection.
Our CIO takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.

Item 2. PROPERTIES
As of December 31, 2025, we lease and own approximately 192,000 square feet of office and other space in the U.S., including our corporate headquarters at 21 Firstfield, Gaithersburg, Maryland, and approximately 60,000 in various foreign locations. We use this space for our services and support, commercial, research and development, manufacturing, and administrative personnel. Although we believe that our facilities are suitable and adequate for our present needs, the Company’s management continues to review and assess real property requirements that may be necessary to address our current business plan.
As of December 31, 2025, we classified the property located at 700 Quince Orchard Road, Gaithersburg, Maryland (“700QO”) as held for sale, in accordance with our accounting policy described in Note 2 to our consolidated financial statements. The facility served as our corporate headquarters until we relocated to 21 Firstfield, Gaithersburg, Maryland, during 2025. Although the lease for 700QO remained effective as of December 31, 2025, we completed the assignment of our leasehold interest in January 2026, resulting in the termination of the lease.
Item 3. LEGAL PROCEEDINGS
We currently have no material pending legal proceedings.

PART II
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Global Select Market under the symbol “NVAX.” Our common stock was held by approximately 153 stockholders of record as of February 16, 2026, one of which is Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of common stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder. We do not anticipate declaring or paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance under our Equity Compensation Plans
Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Part III, Item 12 of this Annual Report on Form 10-K.
Performance Graph
The graph below matches Novavax, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite Index and the Russell 2000 Growth Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.
COMPARISON OF 5 YEAR CUMULATIVE RETURN*
Among Novavax Inc., the NASDAQ Composite index,
and the Russell 2000 Growth Biotechnology Index
*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Value of $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends, for fiscal years ended:

	December 31,
	2020	2021	2022	2023	2024	2025
Novavax, Inc.	$100.00	$128.3	$9.22	$4.30	$7.21	$6.03
NASDAQ Composite	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
Russell 2000 Growth Biotechnology	$100.00	$69.59	$50.34	$59.25	$60.09	$84.57
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
Item 6.    RESERVED
Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this filing. The following discussion and analysis does not include certain items related to the year ended December 31, 2023, including year-to-year comparisons between the year ended December 31, 2024 and the year ended December 31, 2023. For a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
Any statements in the discussion below and elsewhere in this Annual Report on Form 10-K about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our corporate growth strategy and key value drivers; our technology platform; our COVID-19 Vaccine (which includes “Nuvaxovid™” and “JN.1 COVID-19 Vaccine”, our Nuvaxovid™ COVID-19 Vaccine for the 2025-2026 vaccination season); our operating plans and prospects, including our ability to continue as a going concern through one year from the date of Novavax’ audited financial statements for the year ended December 31, 2025; our global restructuring and cost reduction plan (“Restructuring Plan”), which includes a more focused investment in our COVID-19 Vaccine; our cash flow forecast and project revenue, including potential royalties and milestones pursuant to our collaboration and license agreement (the “Sanofi CLA”) with Sanofi Pasteur Inc. (“Sanofi”); potential market sizes and demand for our products and product candidates; the efficacy, safety, and intended utilization of our products and product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our research and development investment strategy; the potential expansion of our pipeline beyond infectious diseases into other therapeutic areas; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our COVID-19 Vaccine by us and our partners; our expectations with respect to the anticipated ongoing development and commercialization or licensure of the COVID-19 Vaccine; our expectations with respect to the anticipated ongoing development of COVID-19 variant strain-containing formulations, including the Phase 2b/3 Hummingbird™ trial, our CIC vaccine candidate and our stand-alone influenza vaccine candidate; our partnership efforts for our COVID-19-Influenza (“CIC”) vaccine candidate and stand-alone influenza vaccine candidate to advance towards a Biologics License Application (“BLA”) filing and commercialization; efforts to expand our COVID-19 Vaccine label worldwide as a booster, and to various age groups and geographic locations; the expected timing, content, and outcomes of regulatory actions; funding under our advance purchase agreements ("APAs") and supply agreements and amendments to, termination of, discussion regarding, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; plans regarding APA amendments; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,”

“intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to successfully and timely obtain and maintain full U.S. FDA licensure or foreign regulatory approvals necessary to manufacture, market, distribute, or deliver our COVID-19 Vaccine; the impact of delays in obtaining regulatory approval, including regulatory decisions impacting labeling, approval or authorization, including the scope of the indicated population, product dosage, manufacturing processes, shelf life, safety, for our product candidates; challenges in conducting the postmarketing commitment (“PMC”) study, our ability to obtain adequate additional funding to maintain our current level of operations and fund the further development of our vaccine candidates; challenges related to our partnership with Sanofi, including collaboration on the PMC, and in pursuing additional partnership opportunities; challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification, assay validation, and stability testing, necessary to satisfy applicable regulatory authorities; challenges or delays in conducting clinical trials or studies for our product candidates; manufacturing, distribution or export delays or challenges; our substantial dependence on Serum Institute of India Pvt. Ltd. (“SII”) and Serum Life Sciences Limited (“SLS” and together with SII, “Serum”) for co-formulation and filling our COVID-19 Vaccine and the impact of any delays or disruptions in their operations; the impact of potential legislative, regulatory, or policy changes under the current presidential administration, including any adverse impact funding for vaccine research and development, reimbursement for vaccines and their administration, vaccine mandates and recommendations, and public perception of vaccine importance; uncertainty with respect to pricing, third-party reimbursement and healthcare reform; uncertainty in the regulatory pathway for our COVID -19 Vaccine; the impact of any new or changes in interpretations of existing trade measures, including tariffs, embargoes, sanctions, import restrictions, and export licensing requirements; difficulty obtaining scarce raw materials and supplies, including for our proprietary adjuvant; resource constraints, including human capital and manufacturing capacity, constraints on our ability to pursue planned regulatory pathways, alone or with partners, in multiple jurisdictions simultaneously, leading to staggering of regulatory filings, and potential regulatory actions; our ability to timely deliver doses; challenges in obtaining commercial adoption and market acceptance of our COVID-19 Vaccine or any COVID-19 variant strain containing formulation, or our CIC vaccine candidates, stand-alone influenza vaccine candidates or other candidates; challenges meeting contractual requirements under agreements with multiple commercial, governmental, and other entities including requirements to deliver doses that may require us to refund portions of upfront and other payments previously received or result in reduced future payments pursuant to such agreements; challenges related to the seasonality of vaccinations against COVID-19; challenges related to the demand for vaccinations against COVID-19 or influenza; challenges in identifying and successfully pursuing innovation expansion opportunities; our expectation as to expenses and cash needs may prove not to be correct for reasons such as changes in plans or actual events being different than our assumptions; and other risks and uncertainties identified in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, which may be detailed and modified or updated in other documents filed with the SEC from time to time, and are available at www.sec.gov and at www.novavax.com. You are encouraged to read these filings as they are made.
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

Overview
Novavax tackles some of the world’s most pressing health challenges with its scientific expertise in vaccines and its proven technology platform, including its Matrix-M™ adjuvant and protein-based nanoparticles.
Our corporate growth strategy focuses on maximizing the impact of our cutting-edge technology by forging partnerships for our Matrix-M adjuvant and research and development (“R&D”) assets while maintaining a lean and focused operating model.
Our technology platform combined with our deep vaccine expertise, is the fuel for innovation and partnerships and we believe it has the potential to create significant value. Our proprietary Matrix-M™ adjuvant when added to vaccines, has been shown to help induce a stronger and longer-lasting immune response. Our recombinant protein-based nanoparticle technology has been shown to be highly immunogenetic. Together, we believe that our technology platform can induce potent, durable and broad immune responses, with the potential to be antigen-sparing. Our Matrix-M™ adjuvant can increase both antibody and cell-mediated immune responses to the vaccine and it has demonstrated a favorable tolerability profile in clinical trials. Our technology platform is used in our authorized COVID-19 Vaccine (“Nuvaxovid”) and the R21/Matrix-M™ adjuvant malaria vaccine.
Additionally, we are advancing our pipeline programs with a focus on potentially high-value assets in areas with unmet medical need, compelling scientific rationale and strong commercial opportunity.
Furthermore, we provide our Matrix-M™ adjuvant for use in collaborations. These include the R21/Matrix-M™ adjuvant malaria vaccine, a malaria vaccine developed by our partner, the Jenner Institute, University of Oxford (“R21/Matrix-M™ adjuvant malaria vaccine”) and manufactured by SII. R21Matrix-M™ adjuvant malaria vaccine is authorized in several countries. Additionally, we provide Matrix-M™ adjuvant for use in various programs in preclinical and clinical stage, as well as preclinical investigations. Examples include, several material transfer agreements with global pharmaceutical companies for exploration of Matrix-M™ adjuvant used as a potential advancement in their pipeline, including a pre-clinical collaboration in oncology.
Business Highlights
•In January 2026, we entered into a license agreement with Pfizer for use of our Matrix-MTM adjuvant in vaccine development. Under the terms of the agreement, Pfizer was granted a non-exclusive license for Matrix-MTM use in two infectious disease areas.
◦We received an upfront payment of $30 million in the first quarter of 2026 and have the potential for up to $500 million in additional development and sales milestones. In addition, we are eligible to receive high-mid-single digit percentage royalties on sales products incorporating Matrix-MTM.
◦Pfizer will be solely responsible for the development and commercialization of its products utilizing Matrix-MTM and we will be responsible for the supply of Matrix-MTM.
◦This partnership has the potential to generate billions of dollars of revenue for us over the life of the agreement.
•We continued the successful execution of the Sanofi partnership with $225 million in milestones earned in full year 2025, including $50 million earned in the fourth quarter of 2025, upon marketing authorization transfers for European Union and U.S. markets.
◦In December 2025, Sanofi shared positive Phase 1/2 data from their influenza-COVID-19 combination programs and their belief that these data support the high probability of demonstrating non-inferiority in Phase 3 trials that would compare the new vaccine against the widely used regimen where both the influenza and COVID-19 vaccines are co-administered.
◦Sanofi has stated they are working with regulators on next steps for these combination programs.
•We have multiple material transfer agreements (“MTA”) with pharmaceutical companies, including major global pharmaceutical companies, who are evaluating the potential of Matrix-MTM in their portfolio of vaccine products.

◦In the fourth quarter of 2025, we signed a new MTA with a large pharmaceutical company to explore the utility of Matrix-MTM in its portfolio.
◦In February 2026, we expanded an existing MTA with a major global pharmaceutical company to explore an additional field.
◦In February 2026, we signed a new MTA with an oncology company.
•Other partners continue to demonstrate the value of our technology with Takeda achieving 12% market share with Nuvaxovid in Japan and the R21/Matrix-MTM, malaria vaccine, marketed by Serum Institute of India, continues its successful launch with 30 million doses sold since its launch in mid-2024, achieving over 80% market share.
•We continued advancement of early-stage candidates and Matrix-MTM technology.
◦Preclinical research ongoing for Clostridioides difficile colitis (C. diff), varicella-zoster virus (shingles), and respiratory syncytial virus combinations vaccine candidates.
◦Significant progress made on preclinical candidates, for example the newest preclinical data from C. diff vaccine candidate provided encouraging results.
◦We intend to enter the clinic with at least one program as early as 2027.
◦We continued exploration of our adjuvant technology to expand its utility both within infectious disease and potentially beyond, such as oncology.

Financing Transactions
In August 2025, we issued $225.0 million aggregate principal amount of our 4.625% Convertible Senior Notes due 2031 (the “2031 Notes”) consisting of (a) $175.3 million principal amount of 2031 Notes issued in exchange for $148.8 million principal amount of our 5.00% Convertible Senior Notes due 2027 (the “2027 Notes”), and (b) approximately $49.7 million principal amount of 2031 Notes issued for cash, in each case, pursuant to exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder.
In August 2023, we entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows us to issue and sell up to $500 million in gross proceeds of shares of our common stock, and terminated our then-existing At Market Issuance Sales Agreement entered in June 2021. During the year ended December 31, 2024, we sold 12.2 million shares of our common stock under our August 2023 Sales Agreement, resulting in net proceeds of approximately $188 million. During the year ended December 31, 2025, we did not sell any shares under the August 2023 Sales Agreement. As of December 31, 2025, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
In May 2024, we also entered into a securities subscription agreement with Sanofi, pursuant to which we sold and issued to Sanofi, in a private placement, 6.9 million shares of our common stock, at a price of $10.00 per share, for aggregate gross proceeds to us of $68.8 million.
In February 2026, we entered into the Credit Agreement with MidCap Financial Trust, as administrative agent. The Credit Agreement provides for a senior secured term loan facility of up to $330 million, available in four tranches. The first tranche of $130 million, of which $50 million was funded at closing, is available to be drawn, subject to customary conditions, through February 2028. Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at a rate per annum equal to the secured overnight financing rate (“Term SOFR”) plus 5.00%, subject to a Term SOFR floor of 2.00%. The term loans mature in March 2031, at which time all outstanding principal and accrued interest are due and payable in full.

Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and equity and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates, particularly estimates relating to accounting for licensing and transition services revenue and research and development expenses have a material impact on our consolidated financial statements and are discussed in detail throughout our analysis of the results of operations discussed below. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities, and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.
For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding estimates and assumptions involved in their application, see Note 2 to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Revenue Recognition, Licensing, Royalties, and Other - Licensing, Transition Services, and Technology Transfer
The terms of licensing agreements may contain multiple performance obligations, which may include licenses, transition services, and technology transfer. We evaluate licensing agreements under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), to determine the distinct performance obligations. Prior to recognizing revenue, we estimate the transaction price, including variable consideration that is subject to a constraint. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Total consideration may include nonrefundable upfront license fees, transition service fees, technology transfer fees, and other payments based upon the achievement of specified milestones, and royalty payments based on product sales from licensed products.
For multiple performance obligation arrangements, we allocate the transaction price to each distinct performance obligation based on its relative stand-alone selling price. The stand-alone selling price is generally determined for each performance obligation based on the prices charged to customers, discounted cash flows, or using expected cost-plus margin. For stand-alone selling prices determined using discounted cash flows, we consider discounted, probability-weighted cash flows related to the performance obligation transferred. In developing such estimates, we apply judgment in determining the forecasted revenue, expected margins, and the discount rate. These estimates are subjective and require us to make assumptions about future cash flows. Revenue related to performance obligations satisfied at a point in time is recognized when the customer obtains control of the promised asset. For performance obligations recognized over time, we recognize revenue using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Under this process, we consider the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, indirect administrative costs, and other identified risks. Estimating the total cost at completion of our performance obligation under a contract is subjective and requires us to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and may impact the timing of revenue recognition on our contracts. Changes in estimates related to the process are recognized in the period when such changes are made on a cumulative catch-up basis. During the year ended December 31, 2025, we recorded adjustments of $21.7 million as a result of changes in estimates arising from this process.
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
We base our expenses on our estimates of the services provided and efforts expended pursuant to contracts, statements of work and related change orders with the service provider, and discussion with internal personnel and external service providers as to the progress of the services and the agreed-upon fee to be paid for such services. The financial terms of these agreements are based on negotiated terms, vary from contract to contract, and may result in an uneven level of activity over time. There may be instances in which payments made to our third-party service providers will exceed the level of services provided and result in a prepayment of the expense. Additionally, invoicing from third-party service providers may not coincide with actual work performed and can result in a prepaid or an accrual position at the end of the period. The estimation process requires us to make significant judgments and estimates in determining the services incurred as of the balance sheet date, which may result in either a prepaid or an accrual balance. As actual costs become known, we adjust our estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from the related estimates and could result in us reporting amounts that are too high or too low in a particular period. Our prepaid and accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs, CDMOs, and third-party service providers. Due to the nature of the estimation process, there may be a difference between estimated costs and actual costs incurred. Historically, we have not experienced any material differences in prior periods.
Recent Accounting Pronouncements
See “Note 2―Summary of Significant Accounting Policies” included in our Notes to consolidated financial statements (under the caption “Recent Accounting Pronouncements”).
Results of Operations for Fiscal Years 2025 and 2024
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with the consolidated financial statements and notes thereto set forth in this Annual Report on Form 10-K. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is described under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
For our discussion of the year ended December 31, 2024, compared to the year ended December 31, 2023, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in Annual Report on Form 10-K for the year ended December 31, 2024.
Revenue

	Year Ended December 31,
	2025	2024	Change
Revenue (in thousands):
Product sales	$685,041	$213,202	$471,839
Licensing, royalties, and other	438,438	468,960	(30,522)
Total revenue	$1,123,479	$682,162	$441,317
Revenue for the year ended December 31, 2025 was $1.1 billion as compared to $682.2 million for the year ended December 31, 2024, an increase of $441.3 million. Revenue for the year ended December 31, 2025 was primarily comprised of revenue from the termination of our APAs with Canada (“Canada APA”) and New Zealand (“New Zealand APA”) of $575.7 million and $27.3 million, respectively; commercial product sales of COVID-19 Vaccine, adjuvant sales, and sale of other materials to the our partners; licensing revenue from the achievement of milestones under the Sanofi CLA and revenue from transition services and technology transfer under the Sanofi CLA and licensing and royalty revenue with Takeda. Revenue for the year ended December 31, 2024 was primarily comprised of revenue from licensing revenue from execution of the Sanofi CLA, revenue from Transition Services and Technology Transfer under the Sanofi CLA, and Product sales of COVID-19 Vaccine. The increase in revenue is primarily due to an increase in Product sales from the termination of our Canada and New Zealand APAs, partially offset by a decrease in Licensing, royalties, and other revenue from the Sanofi CLA.
Product sales

Product sales for 2025 were $685.0 million as compared to $213.2 million for 2024, an increase of $471.8 million. Our Product sales related to revenue from Nuvaxovid sales, which commenced in 2022, commercial supply sales of COVID-19 Vaccine, revenue from supply of adjuvant and other materials, and the termination of our Canada and New Zealand APAs.
The categories of Product sales were as follows:

	Year Ended December 31,
	2025	2024	Change
Product sales (in thousands):
Nuvaxovid sales(1)	$625,182	$190,212	$434,970
Supply sales(2)	59,859	22,990	36,869
Total Product sales	$685,041	$213,202	$471,839
(1)Nuvaxovid sales are sales of our COVID-19 Vaccine associated with APAs with governments and commercial markets, where we are the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors.
(2)Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and other material sales to our partners.
Licensing, royalties, and other
Licensing, royalties, and other revenue for 2025 was $438.4 million as compared to $469.0 million for 2024, a decrease of $30.5 million. The decrease was primarily due to a decrease in revenue under the Sanofi CLA, offset by an increase in revenue from other partners, including under the Amended Takeda CLA.
Licensing, royalties, and other revenue by license partner for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change
Licensing, royalties, and other (in thousands):
Sanofi	$386,319	$459,375	$(73,056)
Takeda	41,697	937	40,760
Other partners(1)	10,422	8,648	1,774
Total licensing, royalties, and other revenue	$438,438	$468,960	$(30,522)
(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as Serum and SK bioscience, Co., Ltd.
Sanofi licensing, royalties, and other revenue were comprised of the following:

	Year Ended December 31,
	2025	2024	Change
Sanofi licensing, royalties, and other revenue (in thousands):
Licensing:
Upfront fee	$—	$389,642	$(389,642)
Milestones	225,000	—	225,000
Royalties	5,750	—	5,750
Transition services and technology transfer:			—
Upfront fee amortization(1)	43,915	34,343	9,572
Milestones amortization(1)	20,032	15,965	4,067
Cost reimbursements	91,622	19,425	72,197
Total Sanofi licensing, royalties, and other revenue	$386,319	$459,375	$(73,056)

(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to a portion of the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time. During the year ended December 31, 2025, we recognized a change in estimate to cumulative revenue recognized for the Sanofi transition services and technology transfer performance obligation of $21.7 million as further described in Note 4 to our consolidated financial statements.
Takeda licensing, royalties, and other revenue were comprised of the following:

	Year Ended December 31,
	2025	2024	Change
Takeda licensing, royalties, and other revenue (in thousands):
Licensing:
Upfront fee(1)	$18,500	$—	$18,500
Milestones	8,151	—	8,151
Royalties	14,258	—	14,258
Support services	788	937	(149)
Total Takeda licensing, royalties, and other revenue	$41,697	$937	$40,760
(1)Upfront fee includes $14.5 million of nonrefundable upfront payments associated with the Amended Takeda CLA (as defined in Note 4 to our consolidated financial statements) and $4.0 million of previously unrecognized consideration from the Original Takeda CLA.
Expenses:

	Year Ended December 31,
	2025	2024	Change
Expenses (in thousands):
Cost of sales	$73,040	$202,739	$(129,699)
Research and development	342,320	391,169	(48,849)
Selling, general, and administrative	157,479	337,185	(179,706)
Impairment of assets held for sale	97,845	—	97,845
Total expenses	$670,684	$931,093	$(260,409)
Cost of Sales
Cost of sales was $73.0 million for the year ended December 31, 2025, including expenses of $1.9 million related to excess, obsolete, or expired inventory, $1.8 million ROU asset impairment charges for CMO manufacturing capacity of excess quantities, and $8.1 million related to unutilized manufacturing capacity. Cost of sales was $202.7 million for the year ended December 31, 2024, including expense of $27.7 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments, $3.8 million ROU asset impairment charges for CMO manufacturing capacity of excess quantities, and $44.9 million related to unutilized manufacturing capacity. The decrease in cost of sales of $129.7 million was mainly driven by a decrease in the number of COVID-19 Vaccine doses sold, the sale of the Novavax CZ manufacturing facility in December 2024, a decrease in excess, obsolete, and expired inventory charges, and a decrease in unutilized manufacturing capacity charges. The cost of sales as a percentage of Product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $342.3 million for 2025 as compared to $391.2 million for 2024, a decrease of $48.8 million. The decrease was primarily due to certain cost containment measures to reduce our operating spend and due to a reduction in overall expenditures relating to development activities on our CIC vaccine, standalone influenza vaccine, and COVID-19 Vaccine and the sale of the Novavax CZ manufacturing facility in December 2024, as summarized in the table below:

	Year Ended December 31,
	2025	2024	Change
Research and Development Expenses (in thousands):
COVID-19 Vaccine	$80,444	$81,736	$(1,292)
CIC and influenza vaccines	30,019	44,831	(14,812)
Other vaccine development programs	4,634	510	4,124
Total direct external research and development expense	115,097	127,077	(11,980)
Employee expenses	131,143	142,860	(11,717)
Stock-based compensation expense	14,068	20,868	(6,800)
Facility expenses	50,510	52,580	(2,070)
Other expenses	31,502	47,784	(16,282)
Total research and development expenses	$342,320	$391,169	$(48,849)
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased to $157.5 million for 2025 from $337.2 million for 2024, a decrease of $179.7 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend, including a reduction in our global commercial footprint and administrative infrastructure, and the sale of the Novavax CZ manufacturing facility in December 2024.
Impairment of Assets Held for Sale
During the year ended December 31, 2025, we classified our corporate headquarters facility at 700 Quince Orchard, Gaithersburg, Maryland (“700QO”), together with its related finance lease obligation, certain related property and equipment and land parcel adjacent to the facility (collectively referred to as the "Disposal Group"), as held for sale. The carrying value of the Disposal Group was determined to be greater than its fair value less costs to sell and, consequently, an impairment loss of $97.8 million was recognized during the year ended December 31, 2025, and recorded in Impairment of assets held for sale in the consolidated statement of operations. In October 2025, we entered into a definitive agreement to sell the Disposal Group and received the initial net payment of $19.7 million related to the parcel purchase (land sale) in November 2025 (see Note 19 to our consolidated financial statements). The remaining approximately $39.8 million payment was scheduled to occur upon the closing of the remaining components of the transaction in the first quarter of 2026, which was received in January 2026 (see Note 22 to our consolidated financial statements).
Other Income (Expense), Net:

	Year Ended December 31,
	2025	2024	Change
Other income (expense) (in thousands):
Interest expense	$(22,547)	$(20,075)	$(2,472)
Loss on debt extinguishment	(28,714)	—	(28,714)
Gain on disposition of Novavax CZ assets	—	51,949	(51,949)
Other income, net	40,633	40,442	191
Total other income (expense), net	$(10,628)	$72,316	$(82,944)
We had total net other expense of $10.6 million for 2025 compared to total net other income of $72.3 million for 2024, a decrease of $82.9 million. The decrease in other income (expense), net is primarily due to a $28.7 million Loss on debt extinguishment in 2025 and the $51.9 million Gain on the disposition of Novavax CZ assets in 2024.

Income Tax Expense:
During the years ended December 31, 2025 and 2024, we recognized $1.9 million and $10.9 million of income tax expense, respectively, related to federal, state, and foreign income taxes.
Net Income (Loss):

	Year Ended December 31,
	2025	2024	Change
Net Income (Loss) (in thousands, except per share information):
Net income (loss)	$440,302	$(187,499)	$627,801
Net income (loss) per share, basic	$2.72	$(1.23)	$3.95
Net income (loss) per share, diluted	2.58	$(1.23)	$3.81
Weighted average shares outstanding, basic	161,991	152,190	9,801
Weighted average shares outstanding, diluted	173,103	152,190	20,913
Net income for 2025 was $440.3 million, or $2.72 per share, basic, and $2.58 per share, diluted, as compared to a net loss of $187.5 million, or $1.23 per share, basic and diluted, for 2024, an increase of $627.8 million, or $3.95 per share, basic, and $3.81 per share, diluted. The increase in net income during the years ended December 31, 2025, was primarily due to an increase in total revenue from the termination of our Canada and New Zealand APAs and a decrease in total expenses.
The increase in weighted average shares outstanding for 2025 is primarily a result of common stock issued under our incentive programs and sales of our common stock in 2024.
Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to, revenue from our Product sales, milestone payments, royalties, and reimbursements under licensing arrangements with our strategic partners; our projected activities related to the development and commercial support of our COVID-19 Vaccine and our CIC and stand-alone influenza vaccine candidates, including significant commitments under various CRO, CMO, and CDMO agreements; the progress of preclinical studies and clinical trials; the time and costs involved in obtaining and maintaining regulatory approvals; the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and other manufacturing, sales, and distribution costs. We plan to continue developing other vaccines and product candidates, such as our potential combination vaccine candidates, which are in various stages of development. Our ability to generate revenue from Product sales is subject to uncertainty specifically as it relates to our ability to successfully develop, manufacture, distribute, and market our updated vaccine and to successfully execute on our licensing arrangements with our strategic partners and our APAs, as discussed below. Additionally, our plans include our ongoing restructuring and cost reduction measures as a part of our Restructuring Plan (see Note 19 to our consolidated financial statements), and may also include raising additional capital through a combination of additional equity and debt financing, collaborations, strategic alliances, asset sales, and marketing, distribution, or licensing arrangements. New financings may not be available to us on commercially acceptable terms, or at all. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or further downsize our organization, any of which may have a material adverse effect on our business, financial condition, results of operations.
Sanofi Collaboration and License Agreement
In May 2024, we entered into the Sanofi CLA pursuant to which we received a non-refundable upfront payment of $500 million. During the year ended December 31, 2025, we received milestone payments of $50 million for the database lock of an existing Phase 2/3 clinical trial in 2024 and $175 million earned upon the approval of the marketing authorization for a COVID-19 Vaccine product in a pre-filled syringe from the U.S. FDA. We achieved the $25 million milestone for the transfer of the European Medicines Agency approval to Sanofi and the $25 million milestone for the transfer of the U.S. marketing authorization to Sanofi in October and November 2025, respectively. We received these milestone payments in December 2025 and January 2026, respectively. As of December 31, 2025, we are eligible to receive additional development, technology transfer, launch, and sales milestone payments totaling up to $425 million in the aggregate with respect to the Licensed COVID-19 Products and royalty payments on Sanofi’s sales of such licensed products. In addition, we are eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four adjuvant Products and $210 million for each adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products.

As of December 31, 2025, remaining Sanofi sales milestone payments of $425 million include $75 million related to COVID-19 Vaccine products and $350 million related to influenza-COVID-19 combination products. The COVID-19 Vaccine products milestones remaining are a $75 million receivable upon the completion of the technology transfer of our manufacturing process for the COVID-19 Vaccine products to Sanofi. The influenza-COVID-19 combination product milestones include a $125 million milestone receivable upon achievement of certain influenza-COVID-19 combination products-related development milestones, and a $225 million in influenza-COVID-19 combination products-related launch milestones.
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
Takeda Amended and Restated Collaboration and License Agreement
In April, we entered into the Amended Takeda CLA which amends and supersedes the Original Takeda CLA.
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
We recognized revenue of $40.9 million related to the Updated Takeda License in 2025. The Takeda Support Services are recognized as revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Takeda Support Services for the year ended December 31, 2025 was $0.8 million.
Under the Amended Takeda CLA, we received a non-refundable upfront payment of $19.5 million of which $5.0 million was creditable against royalties owed by Takeda for its fiscal year 2024. In addition, on an annual basis, we will receive $2.0 million to compensate us for services provided by us under the Takeda CLA, and we will receive an additional $8.0 million annual milestone payment, of which $5.0 million is creditable against royalties owed by Takeda in its fiscal year 2025 or thereafter, if Takeda receives marketing approval of the COVID-19 Vaccine in that year or such approval is not necessary for such year. The parties have also updated the financial terms to replace the share of operating profits and, instead, provide us with a tiered royalty as a percentage of Takeda’s, its affiliates’ and sublicensees’ total net sales in the mid to high-teen percentages (subject to certain capped royalty reductions), which commenced on April 1, 2024 and will continue until the later of (a) twenty years after April 29, 2025, (b) all our know-how licensed under the Amended Takeda CLA has become publicly available through no fault of Takeda, and (c) the expiration of the last valid claim in the intellectual property rights licensed by us to Takeda under the Amended Takeda CLA covering COVID-19 Vaccine in Japan.
In connection with the Amended Takeda CLA, on April 29, 2025, we entered into a release agreement with Takeda under which we released Takeda and Takeda released us from all claims that were asserted or could have been asserted by either party against the other party that related to the Original Takeda CLA and the activities thereunder.
Pfizer License and Option Agreement
In January 2026, we entered into a License and Option Agreement with Pfizer Inc. (“Pfizer”) for use of our Matrix-M™. Under the terms of the agreement, Pfizer will obtain a non-exclusive license for Matrix-M™ for use with Pfizer's products in up to two disease areas. The agreement provides for an upfront payment of $30 million and we have the potential to receive up to $500 million in development and sales milestone payments. In addition to milestone payments, we are eligible to receive tiered high mid-single digit percentage royalty payments on sales of any product by Pfizer that includes Matrix-M™.
Supply Agreements
As of December 31, 2025, we have $207.2 million of remaining obligations under APAs with certain countries globally, excluding the Vaccine Alliance (“Gavi”). These obligation include $133.9 million related to an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”) and $73.3 million related to various other countries. With respect to the Australia APA, as of December 31, 2025, $48.4 million was classified as current Deferred revenue and $85.4 million was classified as non-current Deferred revenue in our consolidated balance sheet. In December 2024, we entered into an amendment to the Australia APA pursuant to which, among other things, we acknowledged the cancellation by Australia of the delivery of certain doses of our COVID-19 Vaccine scheduled for delivery between the fourth quarter of 2023 and the fourth quarter of 2025 and we agreed to credit approximately $31 million of the advanced payment paid by Australia to us against outstanding invoices and invoices for the future delivery of approximately three million doses of COVID-19 Vaccine without requiring additional cash payments. In addition, the amendment provides for certain remedies for Australia, including return of unused credit, cancellation of doses, or termination of the Australia APA, in the event we are unable to gain regulatory approval of a variant COVID-19 vaccine or supply doses per the terms of the agreement. Specifically, Australia did not take delivery of doses that were due to be delivered in 2025 and may seek to cancel the future delivery of the 2025 as well as 2026 doses. If we are unable to provide doses per the supply schedule as amended, after six months, Australia may seek to terminate the APA. The amendment also provides Australia with the right to cancel doses if we fail to timely notify Australia of changes to our commercialization plans. In the event that we do not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 Vaccine, up to $92.5 million of deferred revenue may become refundable. In the third quarter of 2025 we withdrew our application for our COVID-19 Vaccine based on recommendations made by the TGA. The parties are in ongoing discussions and have agreed to a meeting to discuss outstanding issues and obligations under the APA. In light of these developments, we may seek to further amend the Australian APA, which amendment may not be achievable on acceptable terms or at all. With respect to other obligations under APAs of $73.3 million, as of December 31, 2025, $38.1 million was classified as current Deferred revenue and $35.2 million was classified as non-current Deferred revenue in our consolidated balance sheet. Recognition of these amounts is dependent on delivery of doses or expiry of optional dose order quantities.
In November 2024, we entered into a settlement agreement with the Secretary of State for Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), pursuant to which we and the Authority agreed to terminate the Amended and Restated Supply Agreement with the Authority and to fully settle the outstanding amount under dispute related to upfront payments of $112.5 million. We agreed to pay a refund of $123.8 million, including interest of $11.3 million to the Authority, in equal quarterly installments of $10.3 million over a three year period, ending in June 2027. As of December 31, 2025, pursuant to our settlement agreement with the UK, the remaining upfront payment previously received from the authority is classified as $38.6 million of other current liabilities and $20.2 million of Other non-current liabilities on our consolidated balance sheet.
In February 2024, we and Gavi entered into a Termination and Settlement Agreement (the “Gavi Settlement Agreement”) terminating our APA with Gavi (the “Gavi APA”). In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and an additional credit of up to $225 million that may be applied against certain qualifying sales. As of December 31, 2025, the remaining amounts included on our consolidated balance sheet are classified as $225.0 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80.0 million in Other current liabilities, and $195.0 million in Other non-current liabilities. In addition, we and Gavi entered into a security agreement pursuant to which we granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 4 to our consolidated financial statements), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
2031 Convertible Notes
In August 2025, we issued $225.0 million aggregate principal amount of our 4.625% Convertible Senior Notes due 2031 (the “2031 Notes”) consisting of (a) $175.3 million principal amount of 2031 Notes issued in exchange for $148.8 million principal amount of our 5.00% Convertible Senior Notes due 2027, and (b) approximately $49.7 million principal amount of 2031 Notes issued for cash, in each case, pursuant to exemptions from registration under the Securities Act and the rules and regulations thereunder. The 2031 Notes were issued pursuant to, and are governed by, an indenture, dated as of August 27, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A. as trustee. For additional information on the 2031 Notes, see Note 12 to our consolidated financial statements.
Credit Agreement
In February 2026, we entered into the Credit Agreement with MidCap Financial Trust, as administrative agent. The Credit Agreement provides for a senior secured term loan facility of up to $330 million, available in four tranches. The first tranche of $130 million, of which $50 million was funded at closing, is available to be drawn, subject to customary conditions, through February 2028. Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at a rate per annum equal to Term SOFR plus 5.00%, subject to a Term SOFR floor of 2.00%. The term loans mature in March 2031, at which time all outstanding principal and accrued interest are due and payable in full.
Cash Flows
As of December 31, 2025, we had $750.5 million in cash and cash equivalents, restricted cash and, marketable securities as compared to $938.2 million as of December 31, 2024.
We funded our operations in 2025 primarily with cash and cash equivalents, milestone payments under the Sanofi CLA, proceeds from the 2031 Notes, and revenue from Product sales. In accordance with our ongoing Restructuring Plan, we continue to restructure our global footprint including further reductions in our global workforce and facilitating the disposal of real estate assets in Gaithersburg, Maryland. We anticipate our future operations to be funded primarily by milestone payments, royalties, transition services and technology transfer and cost reimbursements under our Sanofi CLA, revenue from Product sales, our cash and cash equivalents and investments in marketable securities, borrowing under the Credit Agreement and other potential funding sources including equity financings, which may include at the market offerings, debt financings, collaborations, strategic alliances, asset sales, and marketing, distribution or licensing arrangements.
The following table summarizes cash flows for 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(244,635)	$(87,263)	$(157,372)
Investing activities	(78,267)	(204,038)	125,771
Financing activities	27,737	260,583	(232,846)
Effect on exchange rate on cash, cash equivalents, and restricted cash	5,925	(7,800)	13,725
Net decrease in cash, cash equivalents, and restricted cash	(289,240)	(38,518)	(250,722)
Cash, cash equivalents, and restricted cash at beginning of year	545,292	583,810	(38,518)
Cash, cash equivalents, and restricted cash at end of year	$256,052	$545,292	$(289,240)
Net cash used in operating activities was $244.6 million for 2025, as compared to $87.3 million in 2024. The increase in cash used in operating activities is primarily due to a reduction in cash received from receivables on APAs and cash received from the Sanofi CLA in 2025 as compared to the same period in 2024, partially offset by an overall decrease in operating expenses period-over-period.
    Net cash used in investing activities was $78.3 million for 2025, as compared to $204.0 million in 2024. The decrease in cash used in investing activities is primarily due to our lower investment in marketable securities in 2025 as compared to 2024.
Net cash provided by financing activities was $27.7 million for 2025, as compared to $260.6 million in 2024. The decrease in cash provided by financing activities is primarily due to a decrease in net proceeds from sales of common stock, partially offset by proceeds from the issuance of our 2031 Notes.
Going Concern
We believe that our cash, cash equivalents, and marketable securities as of December 31, 2025, together with cash expected to be generated from product sales and licensing, royalties and other revenue, will be sufficient to enable us to fund our projected operations and capital expenditures through at least the next 12 months from the issuance of the financial statements included in this Annual Report on Form 10-K.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2025 (in thousands):

Contractual Obligations:	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$32,468	$10,284	$16,546	$5,638	$—
Finance leases obligation(1)	5,238	2,823	1,932	483	—
Convertible notes payable(2)	251,485	—	26,485	—	225,000
Contractual obligations recognized as of December 31, 2025	289,191	13,107	44,963	6,121	225,000
Purchase commitments(3)	49,606	46,902	2,640	64	—
Total contractual obligations	$338,797	$60,009	$47,603	$6,185	$225,000
(1)    In 2025, we classified our corporate headquarters facility at 700 Quince Orchard, Gaithersburg, Maryland (“700QO”), together with its related finance lease obligation, certain related property and equipment and land parcel adjacent to the facility (collectively referred to as the "Disposal Group"), as held for sale. As a result, the assets and liabilities of the Disposal Group were presented separately within Current assets and Current liabilities in our consolidated balance sheet. The held‑for‑sale finance lease obligation, totaling $47.9 million, is excluded from our Finance lease obligation in the table above and will be derecognized upon the assignment of the lease agreement, which occurred in January 2026. For additional information regarding the Disposal Group, refer to Note 19 to our consolidated financial statements.
(2)    In 2025, we issued $225.0 million aggregate principal amount of our 4.625% Convertible Senior Notes due 2031 (the “2031 Notes”) consisting of (a) $175.3 million principal amount of 2031 Notes issued in exchange for $148.8 million principal amount of our 5.00% Convertible Senior Notes due 2027, and (b) approximately $49.7 million principal amount of 2031 Notes issued for cash, in each case, pursuant to exemptions from registration under the Securities Act and the rules and regulations thereunder. For additional information on the 2031 Notes, see Note 12 to our consolidated financial statements.
(3)    Purchase commitments primarily represent our non-cancelable fixed payment obligations under certain CMO, CDMO, and laboratory supply agreements that we are not contractually able to terminate for convenience. Certain agreements provide for termination rights subject to termination fees. Under such agreements, we are contractually obligated to make payments to vendors, mainly to reimburse them for their estimated unrecoverable expenses incurred. As of December 31, 2025, these agreements are active ongoing arrangements and we expect to receive value from these arrangements in the future. The amount of such obligations is dependent on the timing of termination and the terms of the relevant agreement, and cannot be reasonably estimated. Our current obligations under non-cancelable purchase agreements are reflected on our consolidated balance sheets.
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

We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in an increase in stockholders’ deficit of approximately $17 million as of December 31, 2025.
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
The information required by this item is set forth on pages F-1 to F-44.
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013 Framework). Based on its assessment, our management has determined that, as of December 31, 2025, our internal controls over financial reporting are effective based on those criteria.
Ernst & Young LLP has issued a report on our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firm in Item 15(a)(1).
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 and has concluded that there was no change that occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
The information set forth below is included for the purpose of providing the disclosures required by Item 1.01 and Item 2.03 of Form 8-K.
On February 25, 2026, Novavax, Inc. (the “Company”) entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with MidCap Financial Trust, as administrative agent (“Agent”), and the lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a senior secured term loan facility of up to $330.0 million, consisting of (i) a $130.0 million Term Loan Tranche 1, $50.0 million of which was funded at closing with the remainder available to be drawn, subject to customary conditions, through February 29, 2028; (ii) a $50.0 million Term Loan Tranche 2, available through June 30, 2028, subject to satisfaction of specified royalty revenue-based conditions; (iii) a $50.0 million Term Loan Tranche 3, available beginning January 1, 2027 through June 30, 2029, subject to satisfaction of specified royalty revenue-based conditions; and (iv) a $100.0 million Term Loan Tranche 4, the availability of which is subject to activation and funding approvals in the sole discretion of the Agent and participating Lenders through June 30, 2029.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at a rate per annum equal to the secured overnight financing rate (“Term SOFR”) plus 5.00%, subject to a Term SOFR floor of 2.00%. The term loans mature on March 1, 2031, at which time all outstanding principal and accrued interest are due and payable in full. The Credit Agreement permits voluntary prepayments at any time subject to a prepayment premium equal to 3.00% of the principal prepaid during the first year after closing, 2.00% during the second year, and 1.00% thereafter. The Credit Agreement also requires mandatory prepayments from certain casualty and asset disposition proceeds, in each case subject to customary thresholds and reinvestment provisions.
The Company’s obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the Company’s assets, subject to certain customary exceptions and limitations, and will be guaranteed by Novavax NL B.V., a wholly owned subsidiary of the Company organized under the laws of the Netherlands (“Novavax Netherlands”), on a post-closing basis, which guarantee will be secured by a first-priority lien on the equity interests of Novavax AB, a wholly owned subsidiary of Novavax Netherlands organized under the laws of Sweden. The Credit Agreement contains customary affirmative and negative covenants, including covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness or liens, make certain investments or acquisitions, make certain restricted payments, enter into affiliate transactions, and dispose of assets, in each case subject to customary exceptions and limitations. The Credit Agreement also includes a financial covenant requiring the Company and its subsidiaries to maintain unrestricted cash of at least $100.0 million at all times. In addition, if the Company borrows any term loans under Term Loan Tranche 2, Term Loan Tranche 3 or Term Loan Tranche 4, then, commencing on the fiscal quarter in which the Company’s unrestricted cash falls below $225.0 million (if any), the Company will be required to maintain minimum trailing twelve month royalty revenue for each fiscal quarter as detailed in the Credit Agreement filed herein.
The Credit Agreement contains customary representations and warranties, reporting covenants and events of default, including payment defaults, breaches of covenants (including the financial covenants), cross-defaults, bankruptcy and insolvency events, certain judgments, and change of control events. The Company intends to use the proceeds of the initial borrowing to pay fees and expenses incurred in connection with the financing and for working capital and general corporate purposes, with any additional draws used for the same purposes, in each case as permitted by the Credit Agreement.
The above summary of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which is filed as Exhibit 10.63 to this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders scheduled to be held in June 2026 (the “2026 Proxy Statement”) and is incorporated by reference herein. We expect to file the 2026 Proxy Statement within 120 days after the close of the fiscal year ended December 31, 2025.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2026 Proxy Statement and is incorporated by reference herein.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides our equity compensation plan information as of December 31, 2025. Under these plans, our common stock may be issued upon the exercise or vesting of equity awards and purchases under our Employee Stock Purchase Plan (“ESPP”). See also the information regarding our equity awards and ESPP in Note 14 to the consolidated financial statements included herewith.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	11,113,586	$18.58	7,255,492
Equity compensation plans not approved by security holders (Inducement Plan)(2)	636,793	$10.45	106,290
Total	11,750,379	$17.89	7,361,782

(1)Includes our 2015 Stock Incentive Plan and ESPP. The weighted-average exercise price in column (b) excludes restricted stock units, which are not subject to an exercise price.
(2)Includes our 2023 Inducement Plan only. The other information required by this item will be included in the 2026 Proxy Statement and is incorporated by reference herein.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning certain relationships and related transactions and director independence will be included in the 2026 Proxy Statement and is incorporated by reference herein.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2026 Proxy Statement and is incorporated by reference herein.
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
(3)Exhibits

Exhibit list

Exhibit Number	Description

2.1
Asset Purchase Agreement, by and between Novavax CZ a.s., Novo Nordisk Production Czech s.r.o. and Novo Nordisk A/S, dated as of December 3, 2024 (Incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (File No. 000-26770)).

3.1
Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

3.2
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2019 (File No. 000-26770))

3.3	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2024 (File No. 000-26770))

3.4
Certificate of Designation of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

4.1
Specimen stock certificate for shares of common stock of the Company, par value $.01 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on December 31, 2019 (File No. 333-235761))

4.2
Indenture (including form of Notes) with respect to the Company's 5.00% Convertible Senior Notes due 2027, dated as of December 20, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 21, 2022 (File No. 000-26770))

4.3
Indenture with respect to the Company’s 4.625% Convertible Senior Notes due 2031, dated as of August 27, 2025, between Novavax, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 27, 2025 (File No. 000- 26770))

4.4
Form of 4.625% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 27, 2025 (File No. 000- 26770))

4.5	Form of Exchange and Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2025 (File No. 000- 26770)).

4.6	Form of Series A Convertible Preferred Stock Certificate of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 19, 2020 (File No. 000-26770))

4.7*	Description of the Company's Securities

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

10.3††
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

10.5††
Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 29, 2024 in connection with the Annual Meeting held on June 13, 2024 (File No. 000-26770))

10.6††
Form of Non-Statutory Stock Option Award Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.7††
Form of Non-Statutory Stock Option Award Agreement (Non-Employee Director) granted under the Company’s Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 8, 2023 (File No. 000-26770))

10.8††
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

10.11††
Form of Incentive Stock Option Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Performance- and Time-Based Vesting) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 16, 2016 (File No. 000-26770))

10.12††
Form of Restricted Stock Award Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015 (File No. 000-26770))

10.13††
Form of Restricted Stock Unit Agreement granted under the Amended and Restated Novavax, Inc. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 18, 2019 (File No. 000-26770))

10.14††
Form of Restricted Stock Unit Award Agreement (Non-Employee Director) granted under the Company’s Amended and Restated 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 8, 2023 (File No. 000-26770))

10.15††
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

10.17††
Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016 (File No. 000-26770))

10.18††	Novavax, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 9, 2023 (File No. 000-26770))

10.19††
Form of Non-Statutory Stock Option Agreement under the Novavax, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 9, 2023 (File No. 000-26770))

10.20††
Form of Restricted Stock Unit Award Agreement under the Novavax, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 9, 2023 (File No. 000-26770))

10.21††
Employment Agreement between the Company and John C. Jacobs, dated as of January 5, 2023 (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023 (File No. 000-26770))

10.22††
Consulting and Advisory Agreement between the Company and John Trizzino, dated May 27, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 6, 2025 (File No. 000-26770))

10.23††*	Amendment to Consulting and Advisory Agreement between the Company and John Trizzino, dated December 18, 2025

10.24††
Employment Agreement between the Company and James P. Kelly dated July 12, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.25††
Offer letter to James P. Kelly dated July 12, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.26††
Offer letter to Mark Casey dated November 10, 2023 (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (File No. 000-26770))

10.27††
Employment Agreement between the Company and Mark Casey dated November 10, 2023 (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (File No. 000-26770))

10.28††
Offer Letter to Elaine O’Hara dated February 4, 2023 (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (File No. 000-26770))

10.29††
Employment Agreement between the Company and Elaine O’Hara dated February 4, 2023 (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (File No. 000-26770))

10.30††
Company Amended and Restated Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021 (File No. 000-26770))

10.31††
Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 3.5 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025 (File No. 000-26770))

10.32††
Form of Indemnification Agreement entered into between the Company and its directors and officers (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010 (File No. 000-26770))

10.33+
Lease Agreement for space at 22 Firstfield Road between ARE-20/22/1300 Firstfield Quince Orchard, LLC and the Company, dated as of November 18, 2011 (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012 (File No. 000-26770))

10.34
Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and the Company, dated as of February 4, 2015 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.35
First Amendment to Deed of Lease for space at 21 Firstfield Road between Firstfield Holdco, LLC and the Company, dated as of August 17, 2015 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 21, 2015 (File No. 000-26770))

10.36
Second Amendment to Deed of Lease for space at 21 Firstfield Road between BMR-Firstfield LLC (formerly Firstfield Holdco, LLC) and the Company, dated as of March 31, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017 (File No. 000-26770))

10.37^+
Assignment and Assumption of Lease between the Company and AstraZeneca Pharmaceuticals, LP, dated October 17, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2025 (File No. 000-26770))

10.38+
Amended and Restated Supply and License Agreement, dated July 1, 2021, between the Company and Serum Institute of India Private Limited (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021 (File No. 000-26770))

10.39^+
Supply Agreement between the Company, Serum Institute of India Private Limited and Serum Life Sciences Limited, executed as of October 26, 2021 (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

10.40^+
Contract Development Manufacture Agreement, dated October 21, 2021, between the Company and Serum Life Sciences Limited (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 9, 2022 (File No. 000-26770))

10.41^
Amendment No. 1 to the Contract Development Manufacture Agreement, executed as of April 29, 2022, between the Company and Serum Life Sciences Limited (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 9, 2022 (File No. 000-26770))

10.42^+
Statement of Work No. 1 to the Contract Development Manufacture Agreement, effective as of April 29, 2022, between the Company and Serum Life Sciences Limited (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 9, 2022 (File No. 000-26770))

10.43^+
Collaboration and Exclusive License Agreement between the Company and SK bioscience Company Limited, dated as of February 12, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021 (File No. 000-26770))

10.44^+
First Amendment to Collaboration and Exclusive License Agreement between the Company and SK bioscience Company Limited, dated as of December 23, 2021 (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

10.45^+
Collaboration and Exclusive License Agreement between the Company and Takeda Pharmaceutical Company Limited, dated as of February 24, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 10, 2021 (File No. 000-26770))

10.46^+
Amended Collaboration Agreement with Takeda Pharmaceutical Company Limited dated April 29, 2025 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 6, 2025 (File No. 000-26770))

10.47^+
Amended and Restated SARS-CoV-2 Vaccine Supply Agreement, dated as of July 1, 2022, between the Company and The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022 (File No. 000-26770))

10.48^
Letter of Amendment to the Amended and Restated SARS-CoV-2 Vaccine Supply Agreement, dated as of September 26, 2022, between the Company and The Secretary of State for Business, Energy and Industrial Strategy, acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022 (File No. 000-26770))

10.49^+
Advanced Purchase Agreement, effective as of December 31, 2020, between the Company and the Commonwealth of Australia as represented by the Department of Health (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 1, 2021 (File No. 000-26770))

10.50^+
Amendment to Advanced Purchase Agreement between the Company, and the Commonwealth of Australia as represented by the Department of Health, dated as of December 23, 2021 (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

10.51^+
Amendment No. 2 to Advanced Purchase Agreement, dated as of April 6, 2022, between the Company and the Commonwealth of Australia as Represented by the Department of Health (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August, 8 2023 (File No. 000-26770))

10.52^+
Amendment No. 3 to Advanced Purchase Agreement, dated as of April 5, 2023, between the Company and the Commonwealth of Australia as Represented by the Department of Health (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August, 8 2023 (File No. 000-26770))

10.53^+
Amendment No. 4 to Advanced Purchase Agreement, dated as of July 5, 2023, between the Company and the Commonwealth of Australia as Represented by the Department of Health (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August, 8 2023 (File No. 000-26770))

10.54^+
Amendment No. 5 to Advance Purchase Agreement, dated as of December 12, 2024, between the Company and the Commonwealth of Australia as Represented by the Department of Health (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K filed on February 27, 2025 (File No. 000-267700)

10.55^+
Settlement Agreement and General Release, dated August 8, 2023, between the Company and SK bioscience Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November, 9 2023 (File No. 000-26770))

10.56^
Termination and Settlement Agreement, dated as of February 16, 2024, between the Company and Gavi Alliance (Incorporated by reference to Exhibit 10.101 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024 (File No. 000-26770))

10.57^
Termination and Settlement Agreement, dated November 1, 2024, by and between the Company and The Secretary of State for Health and Social Care, acting as part of the Crown, through the UK Health Security Agency (Incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (File No. 000-26770))

10.58^
Letter Amendment to the Termination and Settlement Agreement, dated November 1, 2024, by and between the Company and The Secretary of State for Health and Social Care, acting as part of the Crown, through the UK Health Security Agency (Incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (File No. 000-26770))

10.59^+
Collaboration and License Agreement, dated May 10, 2024, by and between the Company and Sanofi Pasteur Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report for the quarter ended June 30, 2024, filed on August 8, 2024 (File No. 000-26770)).

10.60^+
Supply Agreement, dated May 6, 2024, by and between the Company and Serum Life Sciences Limited (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the quarter ended June 30, 2024, filed on August 8, 2024 (File No. 000-26770)).

10.61
First Amendment to Collaboration and License Agreement, dated July 28, 2025, by and between the Company and Sanofi Pasteur Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 6, 2025 (File No. 000-26770))

10.62^+
Second Amendment to Collaboration and License Agreement, dated July 28, 2025, by and between the Company and Sanofi Pasteur Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 6, 2025 (File No. 000-26770))

10.63*^+	License Agreement, dated January 14, 2026, by and between the Company and Pfizer, Inc.

10.64*+
Credit, Security and Guaranty Agreement, dated as of February 25, 2026, by and among Novavax, Inc., as borrower, the lenders from time to time party thereto and MidCap Financial Trust, as administrative agent.

14	Code of Conduct (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022 (File No. 000-26770))

19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (File No. 000-26770))

21*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(e) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97
Novavax, Inc. Amended and Restated Recoupment Policy (Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025 (File No. 000-26770))

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) the Consolidated Statements of Operations for the three years in the period ended December 31, 2025, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three years in the period ended December 31, 2025, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit for the three years in the period ended December 31, 2025, (v) the Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2025, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.

**    Furnished herewith.

††    Indicates management contract or compensatory plan or arrangement.

^    Certain portions of this exhibit (indicated by [***]) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+    Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules or similar attachments upon request by the SEC.

Item 16.    FORM 10-K SUMMARY
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

By:	/s/ John C. Jacobs
John C. Jacobs
President and Chief Executive Officer
Date: February 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ John C. Jacobs	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
John C. Jacobs

/s/ James P. Kelly	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	February 26, 2026
James P. Kelly

/s/ Margaret G. McGlynn	Chairman of the Board of Directors	February 26, 2026
Margaret G. McGlynn

/s/ Gregg H. Alton	Director	February 26, 2026
Gregg H. Alton

/s/ Richard H. Douglas	Director	February 26, 2026
Richard H. Douglas

/s/ Rachel K. King	Director	February 26, 2026
Rachel K. King

/s/ Margaret G. McGlynn	Director	February 26, 2026
Margaret G. McGlynn

/s/ David M. Mott	Director	February 26, 2026
David M. Mott

/s/ Charles W. Newton	Director	February 26, 2026
Charles W. Newton

/s/ Richard J. Rodgers	Director	February 26, 2026
Richard J. Rodgers

/s/ John W. Shiver	Director	February 26, 2026
John W. Shiver

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2025, 2024, and 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Novavax, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Novavax, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition for Transition Services with Sanofi
Description of the Matter
The Company recorded revenue from the collaboration and licensing agreement (CLA) with Sanofi of $386.3 million for the year ended December 31, 2025, which included revenue recognized related to transition services. As disclosed in Note 2, Note 3, and Note 4, the terms of the Sanofi CLA include performance obligations related to the transfer of licenses for the Company’s intellectual property, transition services, and technology transfer. The transaction price includes non-refundable upfront license fees, transition service fees, technology transfer fees, payments based upon the achievement of specified milestones, and royalty payments based on product sales from licensed products. Revenue related to the transition services performance obligation was recognized using an input method to measure progress utilizing actual costs incurred to-date relative to total expected costs.
Auditing the Company’s progress towards the satisfaction of the transition services performance obligation required significant judgment as it involves subjective management assumptions about future costs necessary to satisfy the performance obligation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the measurement of the transition services revenue. For example, we tested controls over management’s development of estimated future costs to satisfy the transition services performance obligation, including the significant assumptions and data supporting the estimate.
Our substantive procedures, among others, included testing the measurement of efforts toward satisfying the transition services obligation recognized over time, by testing actual transition services costs incurred through December 31, 2025 and recalculating the revenue recognized for the period based on the ratio of costs incurred to date as compared to the total estimated costs through completion. We tested management’s estimate of the remaining costs to complete the transition services as of December 31, 2025 by comparing the estimated future costs to third-party support, comparing actual costs incurred to date to prior estimates, inspecting updated communications from the Company’s research and development personnel who oversee the CLA and related clinical trials, inspecting CLA steering committee minutes, and by performing sensitivity analyses of key inputs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Tysons, Virginia

February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Novavax, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Novavax, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Novavax, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 26, 2026

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product sales	$685,041	$213,202	$547,889
Licensing, royalties, and other	438,438	468,960	8,493
Grants	—	—	427,323
Total revenue	1,123,479	682,162	983,705

Expenses:
Cost of sales	73,040	202,739	343,768
Research and development	342,320	391,169	737,502
Selling, general, and administrative	157,479	337,185	468,946
Impairment of assets held for sale	97,845	—	—
Total expenses	670,684	931,093	1,550,216
Income (loss) from operations	452,795	(248,931)	(566,511)
Other income (expense):
Interest expense	(22,547)	(20,075)	(14,416)
Loss on debt extinguishment	(28,714)	—	—
Gain on disposition of Novavax CZ assets	—	51,949	—
Other income, net	40,633	40,442	37,896
Income (loss) before income tax expense	442,167	(176,615)	(543,031)
Income tax expense	(1,865)	(10,884)	(2,031)
Net income (loss)	$440,302	$(187,499)	$(545,062)

Net income (loss) per share:
Basic	$2.72	$(1.23)	$(5.41)
Diluted	$2.58	$(1.23)	$(5.41)
Weighted average number of common shares outstanding:
Basic	161,991	152,190	100,768
Diluted	173,103	152,190	100,768
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$440,302	$(187,499)	$(545,062)
Other comprehensive income (loss):
Net unrealized gains on marketable securities available-for-sale	694	40	—
Foreign currency translation adjustment	23,875	(25,321)	9,099
Other comprehensive income (loss)	24,569	(25,281)	9,099
Comprehensive income (loss)	$464,871	$(212,780)	$(535,963)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$240,634	$530,230
Marketable securities	494,450	392,888
Restricted cash	10,876	10,626
Accounts receivable	106,446	108,285
Inventory	11,545	8,749
Prepaid expenses and other current assets	26,815	78,164
Assets held for sale	87,510	—
Total current assets	978,276	1,128,942
Property and equipment, net	44,800	138,413
Right-of-use asset, net	22,897	161,585
Goodwill	113,462	107,478
Other non-current assets	17,077	24,000
Total assets	$1,176,512	$1,560,418
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,578	$41,579
Accrued expenses	107,165	211,165
Deferred revenue	140,053	675,067
Current portion of finance lease liabilities	2,507	7,009
Other current liabilities	137,778	219,596
Liabilities held for sale	47,869	—
Total current liabilities	459,950	1,154,416
Deferred revenue	358,943	446,819
Convertible notes payable	244,213	169,684
Non-current finance lease liabilities	2,091	53,726
Other non-current liabilities	239,068	359,614
Total liabilities	1,304,265	2,184,259

Commitments and contingencies (Note 18)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—

Stockholders’ deficit:
Common stock, $0.01 par value, 600,000,000 shares authorized at December 31, 2025 and 2024; and 164,969,773 shares issued and 162,575,937 shares outstanding at December 31, 2025 and 161,942,677 shares issued and 160,421,136 shares outstanding at December 31, 2024	1,650	1,619
Additional paid-in capital	4,539,756	4,501,403
Accumulated deficit	(4,568,148)	(5,008,450)
Treasury stock, 2,393,836 shares, cost basis at December 31, 2025 and 1,521,541 shares, cost basis at December 31, 2024	(103,021)	(95,854)
Accumulated other comprehensive income (loss)	2,010	(22,559)
Total stockholders’ deficit	(127,753)	(623,841)
Total liabilities and stockholders’ deficit	$1,176,512	$1,560,418
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	86,806,554	$868	$3,737,979	$(4,275,889)	$(90,659)	$(6,377)	$(634,078)
Stock-based compensation	—	—	85,850	—	—	—	85,850
Stock issued under incentive programs, net	902,742	9	1,758	—	(1,608)	—	159
Issuance of common stock, net of issuance costs of $6,171	52,796,797	528	366,577	—	—	—	367,105
Foreign currency translation adjustment	—	—	—	—	—	9,099	9,099
Net loss	—	—	—	(545,062)	—	—	(545,062)
Balance at December 31, 2023	140,506,093	1,405	4,192,164	(4,820,951)	(92,267)	2,722	(716,927)
Stock-based compensation	—	—	48,152	—	—	—	48,152
Stock issued under incentive programs, net	2,343,187	23	4,869	—	(3,587)	—	1,305
Issuance of common stock, net of issuance costs of $3,830	19,093,397	191	256,218	—	—	—	256,409
Unrealized gain on marketable securities	—	—	—	—	—	40	40
Foreign currency translation adjustment	—	—	—	—	—	(25,321)	(25,321)
Net loss	—	—	—	(187,499)	—	—	(187,499)
Balance at December 31, 2024	161,942,677	1,619	4,501,403	(5,008,450)	(95,854)	(22,559)	(623,841)
Stock-based compensation	—	—	36,015	—	—	—	36,015
Stock issued under incentive programs, net	3,027,096	31	2,338	—	(7,167)	—	(4,798)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	694	694
Foreign currency translation adjustment	—	—	—	—	—	23,875	23,875
Net income	—	—	—	440,302	—	—	440,302
Balance at December 31, 2025	164,969,773	$1,650	$4,539,756	$(4,568,148)	$(103,021)	$2,010	$(127,753)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income (loss)	$440,302	$(187,499)	$(545,062)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	27,613	48,496	41,225
Gain on disposition of Novavax CZ assets	—	(51,949)	—
Right-of-use assets expensed, net of credits received	—	3,762	6,113
Stock-based compensation	36,015	48,152	85,357
Provision for excess and obsolete inventory	1,945	20,970	72,197
Impairment of assets held for sale	97,845	—	—
Impairment of other long-lived assets	4,880	4,132	10,081
Loss on debt extinguishment	28,714	—	—
Other items, net	5,756	(21,809)	(7,042)
Changes in operating assets and liabilities:
Inventory	(3,240)	12,914	(74,457)
Accounts receivable, prepaid expenses, and other assets	61,040	354,089	(274,442)
Accounts payable, accrued expenses, and other liabilities	(322,566)	(385,626)	(378,805)
Deferred revenue	(622,939)	67,105	350,868
Net cash used in operating activities	(244,635)	(87,263)	(713,967)
Investing Activities:
Capital expenditures	(5,560)	(13,057)	(53,771)
Internal-use software	(828)	(1,582)	(5,035)
Proceeds from Assets held for sale	19,653	—	—
Proceeds from disposition of Novavax CZ assets	—	192,643	—
Purchases of marketable securities	(445,267)	(825,593)	—
Proceeds from maturities of marketable securities	353,735	443,551	—
Net cash used in investing activities	(78,267)	(204,038)	(58,806)
Financing Activities:
Net proceeds from sales of common stock	—	263,272	360,243
Proceeds on the issuance of Convertible Senior Notes due 2031, net of issuance costs	42,606	—	—
Payments of costs related to issuance of 2027 Convertible notes	—	—	(3,591)
Proceeds from the exercise of stock-based awards, net of tax withholding	(4,798)	1,305	159
Repayment of 2023 Convertible notes	—	—	(325,000)
Finance lease payments	(10,071)	(3,994)	(27,345)
Net cash provided by financing activities	27,737	260,583	4,466
Effect of exchange rate on cash, cash equivalents, and restricted cash	5,925	(7,800)	3,272
Net decrease in cash, cash equivalents, and restricted cash	(289,240)	(38,518)	(765,035)
Cash, cash equivalents, and restricted cash at beginning of year	545,292	583,810	1,348,845
Cash, cash equivalents, and restricted cash at end of year	$256,052	$545,292	$583,810
Supplemental disclosure of non-cash activities:
Issuance of Convertible Senior Notes due 2031 in exchange for Convertible Senior Notes due 2027	$175,305	$—	$—
Sale of common stock under the Sales Agreement not settled at year-end	$—	$—	$6,862
Capital expenditures included in accounts payable and accrued expenses	$—	$1,063	$7,899
Right-of-use assets from new lease agreements, net of tenant improvement allowance on facility leases	$2,970	$(4,302)	$103,299
Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$15,047	$17,572	$17,349
Cash paid for income taxes, net of refunds received	$8,806	$949	$190
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization & Business
Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) tackles some of the world’s most pressing health challenges with its scientific expertise in vaccines and its proven technology platform, including its Matrix-M™adjuvant and protein-based nanoparticles.
The Company’s corporate growth strategy focuses on maximizing the impact of its cutting-edge technology by forging partnerships for its Matrix-M adjuvant and research and development (R&D) assets while maintaining a lean and focused operating model.
All references to “NuvaxovidTM” or “COVID-19 Vaccine” refer to the Company’s Nuvaxovid™ COVID-19 vaccine; all references to "JN.1 COVID-19 Vaccine" refer to the Company’s NuvaxovidTM COVID-19 Vaccine for the 2025-2026 vaccination season.
Currently, the Company significantly depends on its supply agreement with Serum Institute of India Pvt. Ltd. (“SII”) and its subsidiary, Serum Life Sciences Limited (“SLS” and together with SII, “Serum”), for co-formulation, filling, and finishing of its COVID-19 Vaccine.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts reported in prior periods have been reclassified to conform to current period financial statement presentation. These reclassifications have no material effect on previously reported financial position and cash flows. The Company reclassified $23.0 million and $16.5 million of revenue previously reported as License, royalties, and other revenue to Product sales for the years ended December 31, 2024 and December 31, 2023, respectively, related to adjuvant supply sales and other supply sales. This presentation aligns with the Company’s enhanced focus on supply sales to partners.
Liquidity and Going Concern
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty described below.
As of December 31, 2025, the Company had $240.6 million in cash and cash equivalents, $494.5 million in marketable securities, and working capital of $518.3 million. During the year ended December 31, 2025, the Company recognized net income of $440.3 million and had net cash flows used in operating activities of $244.6 million.
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, the Company evaluated its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Based on the Company’s current cash, cash equivalents, and marketable securities balances and the Company's current cash flow forecast for the one-year going concern look forward period, the Company has concluded that it expects to have sufficient capital available to fund its operations for the one-year period from the date that these financial statements are issued.
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
Product Sales - APAs and Supply Sales
Product sales include sales associated with COVID-19 Vaccine supply agreements, sometimes referred to as advanced purchase agreements (“APAs”), with various international governments and commercial sales of COVID-19 Vaccine, adjuvant sales, and sale of other materials to the Company’s partners. The Company recognizes revenue from product sales related to these APAs and supply sales to the Company’s partners based on the transaction price per dose or other unit sold calculated in accordance with ASC 606 at the point in time when control of the product transfers to the customer and customer acceptance has occurred, unless such acceptance provisions are deemed perfunctory, or expiry of optional dose order quantities. The APAs typically contain terms that include upfront payments, which are reflected in Deferred revenue. The Company constrains the transaction price for APA’s until it is probable that a significant reversal in revenue recognized will not occur. Specifically, if an APA or partner supply agreement includes a provision whereby the customer may request a discount, return, or refund, or includes a term that may have the effect of decreasing the price per dose of previously delivered shipments, revenue is constrained based on an estimate of the impact of the transaction price until it is probable that a significant reversal in revenue recognized will not occur.
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
Licensing, royalties, and other
The Company also has various arrangements that include a right for a customer to use the Company's intellectual property as a functional license, where the Company’s performance obligation is satisfied at the point in time at which the license is granted. These licensing arrangements include sales-based royalties and certain development and commercial milestone payments. Because certain development milestone payments are contingent on the achievement of milestones, such as regulatory approvals, that are not within the Company or licensee's control, the payments are not considered probable of being achieved and are excluded from the transaction price until the milestone is achieved, at which point the Company recognizes revenue. For arrangements that include sales-based royalties related to a previously granted license, including milestone payments based upon the achievement of a certain level of product sales, the license is deemed to be the sole or predominant item to which the royalties relate and the Company recognizes revenue when the related sales occur.
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
Revenue Recognition, Licensing, Transition Services, and Technology Transfer
The terms of the Company’s third-party licensing agreements may contain multiple performance obligations, including licenses, transition services, and technology transfer. The Company evaluates licensing agreements under ASC 606 to determine the distinct performance obligations. Prior to recognizing revenue, the Company estimates the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Total consideration may include nonrefundable upfront license fees, transition service fees, technology transfer fees, other payments based upon the achievement of specified milestones, and royalty payments based on product sales from licensed products.
For multiple performance obligation arrangements, the Company allocates the transaction price to each distinct performance obligation based on its SSP. The SSP is generally determined for each performance obligation based on the prices charged to customers, discounted cash flows, or using expected cost-plus margin. For stand-alone selling prices determined using discounted cash flows, the Company considers discounted, probability-weighted cash flows related to the performance obligation transferred. In developing such estimates, the Company applies judgment in determining the forecasted revenue, expected margins, and the discount rate. These estimates are subjective and require the Company to make assumptions about future cash flows. Revenue related to performance obligations satisfied at a point in time is recognized when the customer obtains control of the promised asset. For performance obligations recognized over time, the Company recognizes revenue using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Under this process, the Company considers the costs that have been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, and indirect administrative costs. Estimating the total cost at completion of the Company’s performance obligation under a contract is subjective and requires the Company to make assumptions about future activity and cost drivers. Changes in these estimates can occur for a variety of reasons and may impact the timing of revenue recognition on the Company’s contracts. Changes in estimates related to the process are recognized in the period when such changes are made on a cumulative catch-up basis.
Grants
Grant revenue included revenue from government contracts. The Company performed research and development under government funding, grant, license, and clinical development agreements. The revenue primarily consisted of funding under U.S. government contracts to advance the clinical development and manufacturing of COVID-19 Vaccine.
Under U.S. government contracts, the Company was entitled to receive funding on a cost-reimbursable or cost-reimbursable-plus-fixed-fee basis, to support certain activities related to the development, manufacture, and delivery of

COVID-19 Vaccine to the U.S. government. The Company analyzed these contracts and determined that they are within the scope of ASC 606. The obligations under each of the contracts was not distinct in the context of the contract as they were highly interdependent or interrelated and, as such, they were accounted for as a single performance obligation. The transaction price under these arrangements was the consideration the Company expected to receive and consisted of the funded contract amount and the unfunded variable amount to the extent that it was probable that a significant reversal of revenue would not occur. The Company recognized revenue for these contracts over time as the Company transferred control over the goods and services and satisfied the performance obligation. The Company measured progress toward satisfaction of the performance obligation using an Estimate-at-Completion (“EAC”) process, which is a cost-based input method that reviews and monitors the progress towards the completion of the Company’s performance obligation. Under this process, management considered the costs that had been incurred to-date, as well as projections to completion using various inputs and assumptions, including, but not limited to, progress towards completion, labor costs and level of effort, material and subcontractor costs, indirect administrative costs, and other identified risks. Estimating the total allowable cost at completion of the performance obligation under a contract is subjective and required the Company to make assumptions about future activity and cost drivers. Allowable contract costs included direct costs incurred on the contract and indirect costs that were applied in the form of rates to the direct costs. Progress billings under the contracts were initially based on provisional indirect billing rates, agreed upon between the Company and the U.S. government. These indirect rates were subject to review on an annual basis. The Company records the impact of changes in the indirect billing rates in the period when such changes are identified. These changes reflect the difference between actual indirect costs incurred compared to the estimated amounts used to determine the provisional indirect billing rates agreed upon with the U.S. government. The Company recognized revenue on the U.S. government contracts based on reimbursable allowable contract costs incurred in the period up to the transaction price. For cost-reimbursable-plus-fixed-fee contracts, the Company recognized the fixed-fee based on the proportion of reimbursable contract costs incurred to total estimated allowable contract costs expected to be incurred on completion of the underlying performance obligation as determined under the EAC process. The Company recognizes changes in estimates related to the EAC process in the period when such changes are made on a cumulative catch-up basis. The Company includes the transaction price comprising both funded and unfunded portions of customer contracts in this estimate.
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

Advertising Costs
Advertising costs are expensed as incurred. The Company had advertising costs of $1.9 million, $33.7 million, and $91.5 million and during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Marketable Securities
The Company invests its excess cash balances in marketable debt securities with readily determinable fair values that can be converted to cash to fund operations, as required. Investments with maturities greater than three months from the date of purchase are recorded in Current assets and are classified as “available-for-sale.”
Available-for-sale securities are measured at fair value in the consolidated balance sheets. Marketable securities are evaluated for impairment considering multiple factors including whether a decline in value below the amortized cost basis is due to credit-related factors. Management reviews criteria, such as the magnitude and duration of the decline, as well as the Company’s ability to hold the securities, including whether the Company will be required to sell a security prior to recovery of its amortized cost basis, the investment issuer’s financial condition and business outlook. A credit-related impairment is recognized as an allowance against the value of the investment on the balance sheet with a corresponding adjustment to Other income, net in the consolidated statements of operations. Unrealized gains and noncredit-related losses on marketable securities are reported as a separate component of stockholders’ deficit until realized.
Interest and dividend income is recorded when earned and included in Other income, net in the consolidated statements of operations. Premiums and discounts, if any, on marketable securities are amortized or accreted to maturity and included in Other income, net in the consolidated statements of operations. The specific identification method is used in computing realized gains and losses on the sale of the Company’s marketable securities.
Fair Value Measurements
The Company applies ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), for financial and non-financial assets and liabilities. ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
The Company's accounts receivable arise from revenue arrangements with customers. The Company's revenue is primarily due to product sales; royalties, milestones, license fees, and reimbursements from its collaboration and license partners; and grants made by government-sponsored organizations. The following customers accounted for more than 10% of total revenue or accounts receivable for the periods presented:

	Percentage of Revenue for Year Ended December 31,			Percentage of Accounts Receivable as of December 31,
	2025	2024	2023	2025	2024
Sanofi	36%	68%	*	76%	46%
European Commission	*	13%	27%	*	*
Government of Australia	*	*	18%	*	*
Government of Canada	51%	*	*	*	*
Serum Institute of India	*	*	*	14%	11%
McKesson Plasma and Biologics	*	*	*	*	14%
Cardinal Health	*	*	*	*	10%
U.S. Government(1)	*	*	43%	*	*
*Amounts represent less than 10%
(1)    Including the USG Agreement (as defined in Note 3).
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
Lease Accounting
The Company enters into non‑cancelable lease agreements for facilities and certain equipment. For leases with a term greater than 12 months at the commencement date, the Company recognizes right‑of‑use (“ROU”) assets and corresponding lease liabilities based on the present value of fixed future lease payments over the lease term. The Company determines the present value of future payments using the discount rate implicit in the lease, if readily determinable, or the Company’s incremental borrowing rate.
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
The Company uses assumptions and judgment in evaluating its lease contracts and other agreements under ASC Topic 842, Leases (“ASC 842”),, including the determination of whether an agreement is or contains a lease; whether a change in the terms and conditions of a lease contract represent a new or modified lease; whether a lease represents an operating or finance lease; the discount rate used to determine the present value of lease obligations; and the Company’s incremental borrowing rate, which is determined using estimates such as the estimated value of the underlying leased asset and financial profile of comparable companies.

Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, internal-use software, and ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable based on the criteria for accounting for the impairment or disposal of long-lived assets under ASC Topic 360, Property, Plant and Equipment (“ASC 360”). If such events or changes in circumstances occur, the Company assesses the recoverability of the long-lived assets (or asset group) by comparing their projected future undiscounted net cash flows over their remaining lives against their respective carrying amounts. If the cash flows are not expected to be sufficient to recover the carrying amount of the assets (or asset group), they are written down to their estimated fair values.
Restructuring
The Company recognizes restructuring charges when such costs are incurred. The Company’s restructuring charges consist of employee severance and other termination benefits related to the reduction of its workforce, as well as other costs related to the consolidation of facilities and infrastructure. Termination benefits are expensed on the date the company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit estimable. Facility consolidation activities may include lease termination and related costs.
When the Company commits to a plan to sell a disposal group and meets the criteria for classification as held for sale under ASC 360, the disposal group is classified as held for sale. Upon classification, the disposal group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation and amortization cease on included long‑lived assets (including ROU assets), and any resulting impairment loss is recognized immediately within Impairment of assets held for sale in the consolidated statements of operations. Any subsequent decreases in fair value less costs to sell are recognized in the period of change; subsequent increases are recognized not in excess of previously recognized losses. The assets and any associated liabilities are presented separately as current assets and current liabilities on the consolidated balance sheets, if the Company expects to divest the disposal group within 12 months.
Goodwill
Goodwill is subject to impairment tests annually or more frequently should indicators of impairment arise. The Company has determined that because its only business is an in-house early-stage R&D business to build a pipeline of high-value assets using its proven technology along with seeking to enter into partnerships to drive value creation for its assets, it operates as a single operating segment and has one reporting unit. The one-step impairment test, which requires a comparison of the fair value of a reporting unit to its carrying value, including goodwill, is required to be applied to all reporting units including reporting units with zero or negative carrying value. A reporting unit with a zero or negative carrying value likely will not have an impairment. If the carrying value of the reporting unit exceeds its fair value, step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, should such a circumstance arise.
As of December 31, 2025 and 2024, the Company had a negative carrying value and did not have any impairment of goodwill.
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
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period and excludes the effects of any potentially dilutive securities.
Diluted net income per share (“Diluted EPS”) reflects the potential dilution from common stock equivalents and is computed using (i) the treasury stock method for stock options, SARs, and RSUs, and (ii) the if‑converted method for the Company’s convertible notes, in each case to the extent the effect is dilutive. When the Company issues new convertible notes and repays or otherwise extinguishes existing convertible notes in the same period, the retired notes are reflected in Diluted EPS, if dilutive, from the beginning of the period up to the repayment/extinguishment date and the new notes are reflected, if dilutive, from the issuance date through period‑end, each on a weighted‑average basis using the if‑converted method. Any gain or loss recognized upon extinguishment is reflected in net income for the period and included in the Diluted EPS numerator consistent with the income statement presentation, if the impact is dilutive.

As of December 31, 2025, the Company's 2031 Notes and the remaining portion of 2027 Notes (see Note 12) would have been convertible into approximately 22 million shares of the Company's common stock assuming the initial conversion price specified in their respective indentures. These shares, along with the related add‑back of interest expense, and amortization of discounts and debt issuance costs on the Notes, are included in Diluted EPS when their effect is dilutive and are excluded when their effect is antidilutive under the if‑converted method. For periods in which the Company reports a net loss, stock options, SARs, RSUs, and convertible notes are considered antidilutive and are excluded from diluted net income per share.
Foreign Currency
The consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of international subsidiaries are translated to U.S. dollars using the exchange rate in effect at the consolidated balance sheet dates for assets and liabilities, historical rates for equity accounts, and average exchange rates for the consolidated statements of operations. Cash flows from operations are translated at the average exchange rate in effect for the period, while cash flows from investing and financing activities are translated at the exchange rate in effect at the date of the underlying transaction. Translation gains and losses are recognized as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. The foreign currency translation adjustment balance included in accumulated other comprehensive income (loss) was $2.0 million of income and $22.6 million of loss at December 31, 2025 and 2024, respectively. The aggregate foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency were $16.7 million of losses, $4.4 million of losses, $7.9 million of gains for the years ended December 31, 2025, 2024, and 2023, respectively, which are reflected in Other income (expense), net.
Segment Information
The Company manages its business as one operating segment, an in-house early-stage R&D business to build a pipeline of high-value assets using its proven technology along with seeking to enter into partnerships to drive value creation for its assets. Accordingly, it does not have separately reportable segments as defined by ASC Topic 280, Segment Reporting (“ASC 280”). The Company’s Chief Executive Officer (“CEO”) is its chief operating decision-maker (“CODM”). The accounting policies of this segment are described in Note 21.
Recent Accounting Pronouncements
Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

(“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC's regulations. The effective date for each amendment in the Update is the effective date that the SEC removes the disclosure requirement from its regulations. The Company is currently evaluating ASU 2023-06, however, as the ASU codifies SEC regulations, the Company does not anticipate that its implementation will have a material effect on the Company's consolidated financial statements and disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements (“ASU 2025-11”). The ASU is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The ASU also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption on the financial disclosures.
Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands disclosures for reportable segments made by public entities and requires more detailed information about expenses within each reportable segment. Entities with a single reportable segment are required to provide on both an interim and annual basis, all segment disclosures required in ASC 280, including the new disclosures for reportable segments under the amendments in ASU 2023-07. The amendments do not change the existing guidance on how a public entity identifies and determines its reportable segments. The ASU is effective for the Company’s annual period ended December 31, 2024 and interim periods thereafter and has been adopted by the Company (see Note 21).
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard enhances transparency in income tax disclosures by requiring, on an annual basis, certain disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU also requires disaggregated disclosure related to pre-tax income (or loss) and income tax expense (or benefit) and eliminates certain disclosures related to the balance of an entity’s unrecognized tax benefit and the cumulative amount of certain temporary differences. The ASU is effective for the Company beginning on January 1, 2025 and has been prospectively adopted by the Company (see Note 17).
Note 3 – Revenue
The Company's accounts receivable, net, included $95.6 million and $102.9 million related to amounts that were billed to customers and $10.8 million and $5.4 million related to amounts which had not yet been billed to customers as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, changes in the Company's accounts receivables and deferred revenue balances and during the years ended December 31, 2025, 2024, and 2023, changes in the Company’s allowance for credit losses were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Accounts receivable:
Year ended December 31, 2025	$115,960	$623,802	$(625,641)	$114,121
Year ended December 31, 2024	304,916	1,083,036	(1,271,992)	115,960
Allowance for credit losses:(1)
Year ended December 31, 2025	(7,675)	—	—	(7,675)
Year ended December 31, 2024	(7,675)	—	—	(7,675)
Year ended December 31, 2023	(13,835)	—	6,160	(7,675)
Deferred revenue:(2)
Year ended December 31, 2025	1,121,886	58,848	(681,738)	498,996
Year ended December 31, 2024	863,521	411,659	(153,294)	1,121,886
(1)    There was no allowance for credit losses recorded during the year ended December 31, 2025 or 2024. In 2023, there was a $6.2 million reversal of a credit loss allowance due to the collection of a previously recognized allowance for credit losses. To estimate the allowance for credit losses, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.
(2)    Deductions from Deferred revenue generally relate to the recognition of revenue once performance obligations on a contract with a customer are met. During the year ended December 31, 2025, deductions include $555.7 million related to the Canada APA termination, discussed below. During the year ended December 31, 2024, additions included a $225.0 million reclassification of an upfront payment from Other current liabilities to Deferred revenue related to the settlement with Gavi as discussed below.
As of December 31, 2025, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties and constrained variable consideration, was $0.6 billion, of which $0.5 billion is included in Deferred revenue. Failure to meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations may require the Company to refund portions of upfront and other payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing and the Company’s ability to fulfill performance obligations related to APAs will depend on the timing of product manufacturing, receipt of marketing authorizations for its COVID-19 Vaccine, delivery of doses based on customer demand, and the ability of the customer to request the Company’s updated vaccine under certain of the Company’s APAs. In the first quarter of 2025, the Company received written notice of a $23.0 million claim related to certain performance obligations under an APA agreement with a customer. The Company believes it has fulfilled the requirements related to this matter and is evaluating the merits of the claim. The timing to fulfill performance obligations related to the Sanofi Collaboration and License Agreement (“Sanofi CLA”) will depend on the timing of research and development transition services that support further regulatory approval and development of the COVID-19 Vaccine (“Sanofi Transition Services”) and services related to the technology transfer of the existing manufacturing process for the COVID-19 Vaccine products and Matrix-M™ adjuvant (the “Sanofi Technology Transfer”) and delivery of doses and other materials based on Sanofi demand.
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
As of December 31, 2025, the remaining amounts included on the Company’s consolidated balance sheet were $225.0 in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80.0 million in Other current liabilities, and $195.0 million in Other non-current liabilities. In addition, the Company and Gavi entered into a security agreement pursuant to which Novavax granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 4), which will continue for the deferred payment term of the Gavi Settlement Agreement.
Product Revenue
During the year ended December 31, 2025, 2024, and 2023, the categories of Product sales were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Product sales
Nuvaxovid sales(1)	$625,182	$190,212	$531,389
Supply sales(2)	59,859	22,990	16,500
Total Product sales	$685,041	$213,202	$547,889
(1)Nuvaxovid sales are sales of the Company’s COVID-19 Vaccine associated with APAs with governments and commercial markets, where the Company is the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors.
(2)Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and other material sales to the Company’s partners.
During the years ended December 31, 2025 and 2024, changes in the Company’s gross-to-net deductions balances were as follows (in thousands):

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2024	$21,136	$116,697	$137,833
Amounts charged against Product sales(1)	14,127	43,923	58,050
Credits/deductions	(35,263)	(160,620)	(195,883)
Balance as of December 31, 2025	$—	$—	$—

	Wholesale Distributor Fees, Discounts, and Chargebacks	Product Returns	Total
Balance as of December 31, 2023	$21,072	$84,616	$105,688
Amounts charged against Product sales(1)	105,795	120,277	226,072
Credits/deductions	(105,731)	(88,196)	(193,927)
Balance as of December 31, 2024	$21,136	$116,697	$137,833
(1)    For the year December 31, 2025 and 2024, amounts charged against Product sales include $4.0 million and $14.4 million of adjustments made to prior period Product sales due primarily to changes in the estimate of product returns.

As of December 31, 2025, there were no gross-to-net deductions remaining on the consolidated balance sheet. As of December 31, 2024, $77.1 million of gross-to-net deductions were included in Accrued expenses, $10.1 million were included in Accounts payable, and $50.6 million were included in and reduced Accounts receivable on the consolidated balance sheet.
The Company has an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In December 2024, the Company entered into an amendment to the Australia APA pursuant to which, among other things, the Company acknowledged the cancellation by Australia of the delivery of certain doses of the Company’s COVID-19 Vaccine scheduled for delivery between the fourth quarter of 2023 and the fourth quarter of 2025 and the Company agreed to credit approximately $31 million of the advanced payment paid by Australia to the Company against outstanding invoices and invoices for the future delivery of approximately three million doses of COVID-19 Vaccine without requiring additional cash payments. In addition, the amendment provides for certain remedies for Australia, including return of unused credit, cancellation of doses, or termination of the Australia APA, in the event the Company is unable to gain regulatory approval of a variant COVID-19 Vaccine or supply doses per the terms of the agreement Specifically, Australia did not take delivery of doses that were due to be delivered in 2025 and may seek to cancel the future delivery of the 2025 as well as 2026 doses. If the Company is unable to provide doses per the supply schedule as amended, after six months, Australia may seek to terminate the APA. The amendment also provides Australia with the right to cancel doses if the Company fails to timely notify Australia of changes to the Company’s commercialization plans. In the event that the Company does not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 Vaccine, up to $92.5 million of deferred revenue may become refundable. As of December 31, 2025, $48.4 million was classified as current Deferred revenue and $85.4 million was classified as non-current Deferred revenue with respect to the Australia APA on the consolidated balance sheet, which will be recognized in product revenue as doses are delivered to Australia. In the third quarter of 2025, the Company withdrew its application for its COVID-19 Vaccine based on recommendations made by the TGA. The parties are in ongoing discussions and have agreed to a meeting to discuss outstanding issues and obligations under the APA. In light of these developments, the Company may seek to further amend the Australian APA, which amendment may not be achievable on acceptable terms or at all.
The Company had an APA with His Majesty the King in Right of Canada as represented by the Minister of Public Works and Government Services, as successor in interest to Her Majesty the Queen in Right of Canada, as represented by the Minister of Public Works and Government Services (the “Canadian government”), for the purchase of doses of COVID-19 Vaccine (the “Canada APA”). In March 2025, the Company received a communication (the “Notice”) terminating, with immediate effect, the Canada APA on the basis of the Company not receiving regulatory approval for its COVID-19 Vaccine using bulk antigen produced at Biologics Manufacturing Centre Inc. on or before December 31, 2024, pursuant to the terms of the Canada APA. As a result of the Notice, the Company has no remaining obligations to the Canadian government under the Canada APA. Therefore, during the first quarter of 2025, the Company recognized $575.7 million, previously recorded in Deferred revenue and Other current liabilities, as Product sales. As of December 31, 2024, the Company had $555.7 million of current deferred revenue and $48.0 million of other current liabilities related to advanced payments, and other commitments previously made under the Canada APA. Under the terms of the Canada APA, $28.0 million in advanced purchase payments previously received by the Company were refundable to the Canadian government within 30 days of receipt of the Notice. The Company repaid the $28.0 million in March 2025. The Canada APA, as amended in 2023, also contemplated the Company and the Canadian government would endeavor to enter into a memorandum of understanding (the “MOU”) related to certain in-country commitments, including a $20.0 million escrow funding. The Notice also acknowledged that such MOU is no longer feasible and that the related funds may be released to the Company.
In March 2025, the Pharmaceutical Management Agency (“Pharmac”), a New Zealand Crown entity, and the Company executed a Deed of Settlement and Release (“New Zealand Settlement Agreement”) of its APA (the “New Zealand APA”). As part of the New Zealand Settlement Agreement, the Company paid Pharmac a refund of previously received upfront payments of $4.0 million. Under the New Zealand Settlement Agreement, the Company has no remaining obligation to Pharmac under the New Zealand APA. Therefore, during the first quarter of 2025, the Company recognized $27.3 million, previously in other current liabilities, as Product sales. As of December 31, 2024, the Company had $31.3 million included in Other current liabilities in the Company’s consolidated balance sheet related to the New Zealand APA.
Licensing, Royalties, and Other
Licensing, royalties, and other includes licensing payments, transition services revenue, and technology transfer revenue from the Sanofi CLA; royalty and milestone payments; and sales-based royalties.
Licensing, royalties, and other by license partner for the year ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Licensing, royalties, and other
Sanofi	$386,319	$459,375	$—
Takeda	41,697	937	—
Other partners(1)	10,422	8,648	8,493
Total licensing, royalties, and other revenue	$438,438	$468,960	$8,493
(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as Serum and SK bioscience, Co., Ltd.
Sanofi licensing, royalties, and other revenue were comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
Sanofi licensing, royalties, and other revenue
Licensing:
Upfront fee	$—	$389,642
Milestones	225,000	—
Royalties	5,750	—
Transition services and technology transfer:
Upfront fee amortization(1)	43,915	34,343
Milestones amortization(1)	20,032	15,965
Cost reimbursements	91,622	19,425
Total Sanofi licensing, royalties, and other revenue	$386,319	$459,375
(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to a portion of the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time. During the year ended December 31, 2025, the Company recognized a change in estimate to cumulative revenue recognized for the Sanofi Transition Services performance obligation of $21.7 million as further described in Note 4.
Takeda licensing, royalties, and other revenue were comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
Takeda licensing, royalties, and other revenue
Licensing:
Upfront fee(1)	$18,500	$—
Milestones	8,151	—
Royalties	14,258	—
Support services	788	937
Total Takeda licensing, royalties, and other revenue	$41,697	$937
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
The original USG Agreement required the Company to conduct certain clinical, regulatory, and other activities, including a pivotal Phase 3 clinical trial to determine the safety and efficacy of the Company’s COVID-19 Vaccine, and to manufacture and deliver to the U.S. government 100 million doses of the vaccine candidate. Funding under the USG Agreement was payable to the Company for various development, clinical trial, manufacturing, regulatory, and other activities. The USG Agreement contained terms and conditions that were customary for U.S. government agreements of this nature, including provisions giving the U.S. government the right to terminate the Base Agreement or the Project Agreement based on a reasonable determination that the funded project would not produce beneficial results commensurate with the expenditure of resources and that termination would be in the U.S. government’s interest. If the Project Agreement was terminated prior to completion, the Company was entitled to be paid for work performed and costs or obligations incurred prior to termination and consistent with the terms of the USG Agreement. As of December 31, 2023, the Company recognized the full $1.8 billion funding in revenue.
Note 4 – Collaboration, License, and Supply Agreements
As of December 31, 2025, the Company’s material collaborations, license and supply agreements were as follows:
Sanofi
In May 2024, Novavax entered into the Sanofi CLA, to co-commercialize the Company’s COVID-19 Vaccine, including future updated versions that address seasonal COVID-19 variants. Under the terms of the agreement, the Company continued to commercialize its COVID-19 Vaccine through the end of the 2024-2025 vaccination season. Beginning in 2025 and continuing during the term of the Sanofi CLA, the Company and Sanofi will commercialize the COVID-19 Vaccine worldwide in accordance with a commercialization plan agreed by the parties, under which Novavax will continue to supply certain of its existing APA customers and strategic partners, including Takeda and SII. Upon completion of the existing APAs, the Company and Sanofi will jointly agree on commercialization activities of each party in each jurisdiction. Sanofi has the right to develop novel influenza-COVID-19 combination vaccines utilizing the Company’s COVID-19 Vaccine and Sanofi’s seasonal influenza vaccine, combination products containing the Company’s COVID-19 Vaccine and one or more non-influenza vaccines, and multiple new vaccines utilizing the Company’s Matrix-M™ adjuvant. The Company is also responsible for performing services related to Sanofi Technology Transfer. Until the successful completion of such transfer, the Company will supply Sanofi with both COVID-19 Vaccine products and Matrix-M™ intermediary components for Sanofi’s use and is eligible for reimbursement of such costs from Sanofi. In addition, the Company is responsible for Sanofi Transition Services and, in certain cases, is eligible for reimbursement of such costs from Sanofi.
Pursuant to the Sanofi CLA, the Company is eligible to receive development, technology transfer, launch, and sales milestone payments for COVID-19 Vaccine products, COVID-19-Influenza (“CIC”) products, and Adjuvant products. The Company is also eligible to receive royalty payments on Sanofi’s sales of such licensed products.
The Company is eligible to receive milestone payments totaling up to $350 million in the aggregate with respect to the COVID-19 Vaccine products, of which $75 million due upon completion of the technology transfer of the Company’s manufacturing process for the COVID-19 Vaccine products to Sanofi remains outstanding, and royalty payments in the high teens to low twenties percent on Sanofi’s sales of such licensed products. During the year ended December 31, 2025, the Company recognized $5.8 million of royalties on Sanofi sales of COVID-19 Vaccine products. The Company achieved the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 and the $175 million milestone for the U.S. Food and Drug Administration (“U.S. FDA”) approval of the Biologics License Application (“BLA”) for the Company’s COVID-19 Vaccine product in a pre-filled syringe in 2025, both of which have been received from Sanofi. The Company also achieved the $25 million milestone for the transfer of the European Medicines Agency approval to Sanofi and the $25 million milestone for the transfer of the U.S. marketing authorization to Sanofi in 2025. As of December 31, 2025, the Company received $25 million in cash and included $25 million in Accounts receivable, net on the consolidated balance sheet.
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
The Sanofi Transition Services and Sanofi Technology Transfer are recognized in revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Sanofi Transition Services and Sanofi Technology Transfer for the years ended December 31, 2025 and 2024 was $155.6 million and $69.7 million, respectively. The Company’s consolidated balance sheet as of December 31, 2025 includes a deferred revenue balance of $35.6 million ($33.4 million included in Deferred revenue, current portion and $2.2 million included in Deferred revenue, non-current portion) related to Sanofi Transition Services and Sanofi Technology Transfer. The Company recognized a cumulative catch-up adjustment related to changes in estimates, which resulted in an increase to revenue of $21.7 million for the year ended December 31, 2025. These changes in estimates resulted from a change in both the total expected costs and the amount of variable consideration for Sanofi Transition Services, driven by a letter agreement with Sanofi executed in the third quarter of 2025 related to the postmarking commitment to conduct a Phase 4 prospective, randomized, double-blinded, placebo-controlled efficacy and safety trial in individuals aged 50 through 64 without high-risk conditions for severe COVID-19 requested as part of the FDA’s BLA approval. The Company also updated its estimates of expected costs and total variable consideration for additional manufacturing development activities related to the 2026-2027 vaccination season to be performed in support of Sanofi Transition Services.
The Company recognized an asset for $35.0 million of direct costs incurred to obtain the Sanofi CLA. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods and services in the Sanofi CLA. The Company recognized $3.6 million and $29.1 million of amortization expense related to the asset in Selling, general, and administrative expense for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, $2.3 million of these costs remain to be amortized in Prepaid expenses and other current assets on the consolidated balance sheet.
Takeda Pharmaceutical Company Limited
In April 2025, the Company entered into a collaboration and exclusive license agreement, as amended (“Amended Takeda CLA”), with Takeda which amended and superseded its collaboration and exclusive license agreement with Takeda, dated February 24, 2021 (“Original Takeda CLA”). The Original Takeda CLA, which granted Takeda an exclusive license to develop, manufacture, and commercialize the COVID-19 Vaccine in Japan, has been amended so that Takeda may develop and commercialize a strain for the COVID-19 Vaccine that is different from the strain that the Company selects for the year, provided such Takeda selected strain must be procured from the Company. Under the Amended Takeda CLA, Takeda will continue to purchase the Company’s Matrix-M™ adjuvant to manufacture doses of finished COVID-19 Vaccine with updated adjuvant forecast and other supply terms.
In connection with the Amended Takeda CLA, in April 2025, the Company entered into a release agreement with Takeda under which the Company released Takeda and Takeda released the Company from all claims that were asserted or could have been asserted by either party against the other party that related to the Original Takeda CLA and the activities thereunder.
The Company has determined that the Amended Takeda CLA represents a new contract under ASC 606 with the following performance obligations: the (i) delivery of an updated license to develop, manufacture, and commercialize the Company’s COVID-19 Vaccine in Japan, including the ability for Takeda to develop and commercialize a strain for the COVID-19 Vaccine that is different from the strain that the Company selects for the year (“Updated Takeda License”), and (ii) annual support services for Takeda’s regulatory and commercialization activities (“Takeda Support Services”). The Company will recognize revenue on optional purchases of Matrix-M™ adjuvant upon delivery to Takeda.
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
The Company recognized revenue of $40.9 million related to the Updated Takeda License in 2025. The Takeda Support Services are recognized as revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Takeda Support Services for the year ended December 31, 2025 was $0.8 million.
Under the Amended Takeda CLA, the Company received a non-refundable upfront payment of $19.5 million of which $5.0 million was creditable against royalties owed by Takeda for its fiscal year 2024. In addition, on an annual basis, the Company will receive $2.0 million to compensate it for services provided by the Company under the Amended Takeda CLA. If Takeda receives marketing approval of the COVID-19 Vaccine in that year or such approval is not necessary for such year, the Company will receive an additional $8.0 million annual milestone payment, of which $5.0 million is creditable against royalties owed by Takeda in its fiscal year 2025 or thereafter. The parties have also updated the financial terms to replace the share of operating profits and, instead, provide the Company with a tiered royalty as a percentage of Takeda’s, its affiliates’ and sublicensees’ total net sales in the mid to high-teen percentages (subject to certain capped royalty reductions), commencing on April 1, 2024 and will continue until the later of (a) twenty years after April 29, 2025, (b) all the Company’s know-how licensed under the Amended Takeda CLA has become publicly available through no fault of Takeda, and (c) the expiration of the last valid claim in the intellectual property rights licensed by the Company to Takeda under the Amended Takeda CLA covering COVID-19 Vaccine in Japan.
Serum
The Company previously granted SII exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of its COVID-19 Vaccine and its CIC vaccine candidate. SII agreed to purchase the Company's Matrix-M™ adjuvant and the Company granted SII a non-exclusive license to manufacture the antigen drug substance component of the Company’s COVID-19 Vaccine in SII’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. The Company and SII equally split the revenue from SII’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. In May 2024, the Company and SLS entered into a supply agreement (the “SLS Supply Agreement”) under which SLS agreed to supply the Company with antigen drug substance and finished COVID-19 Vaccine doses. The SLS Supply Agreement includes the general terms and conditions of supply orders between the Company and SLS. The Company and SLS execute firm purchase orders, which include specific quantities to be delivered under the SLS Supply Agreement. The Company agreed to supply SLS with all Matrix-M™ adjuvant needed to manufacture finished COVID-19 Vaccine doses. In August 2022, the Company and SII entered into an influenza license agreement under which the Company granted SII licenses to develop, manufacture, and commercialize certain vaccine products including influenza vaccine products and influenza and CIC and is obligated for the purchase up to approximately $34 million of certain raw materials under related agreements with SII. In June 2025, the Company announced results of the initial cohort of its clinical study for its influenza and CIC vaccine candidates with the intent of partnering these programs. In March 2020, the Company entered into an agreement with SII that granted SII a non-exclusive license for the use of Matrix-M™ adjuvant supplied by the Company to develop, manufacture, and commercialize R21/Matrix-M™ adjuvant (“SII R21 Agreement”), a malaria vaccine created by the Jenner Institute, University of Oxford (“R21/Matrix-M™”). In December 2023, R21/Matrix-M™ received prequalification by the World Health Organization (“WHO”). Under the SII R21 Agreement, SII purchases the Company's Matrix-M™ adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price, and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.

Note 5 – Earnings per Share
Basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss), basic	$440,302	$(187,499)	$(545,062)
Interest on convertible notes	5,442	—	—
Net income (loss), dilutive	445,744	(187,499)	(545,062)
Denominator:
Weighted average number of common shares outstanding, basic	161,991	152,190	100,768
Effect of dilutive securities	11,112	—	—
Weighted average number of common shares outstanding, dilutive	173,103	152,190	100,768
Net income (loss) per share:
Basic	$2.72	$(1.23)	$(5.41)
Diluted	$2.58	$(1.23)	$(5.41)

Anti-dilutive securities excluded from calculations of diluted net income per share	14,795	24,114	23,620
Note 6 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$240,634	$530,230	$568,505
Restricted cash current	10,876	10,626	10,424
Restricted cash non-current(1)	4,542	4,436	4,881
Cash, cash equivalents, and restricted cash	$256,052	$545,292	$583,810
(1)    Classified as Other non-current assets as of December 31, 2025 and 2024.

Note 7 – Marketable Securities
Marketable securities classified as available-for-sale comprised of (in thousands):

	December 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Treasury securities	$219,694	$605	$—	$220,299	$184,438	$116	$—	$184,554
Corporate debt securities	260,023	131	—	260,154	208,410	—	(76)	208,334
Agency securities	13,999	—	(2)	13,997	—	—	—	—
Total marketable securities	$493,716	$736	$(2)	$494,450	$392,848	$116	$(76)	$392,888
As of December 31, 2025, investments in marketable securities comprised of $220.3 million of treasury securities, of which $162.4 million mature in 2026 and $57.9 million mature in 2027, $260.2 million of corporate debt securities, of which $250.9 million mature in 2026 and $9.3 million mature in 2027 and $14.0 million of agency securities maturing in 2027. Marketable securities are classified as Current assets in the consolidated balance sheets as of December 31, 2025 and 2024.
During the year ended December 31, 2025, 2024 and 2023, the Company recognized interest income of $29.5 million, $37.2 million, and $20.1 million respectively, from its investments in securities. Based on the Company’s policy under the expected credit loss model, including an assessment of the investment portfolio as of December 31, 2025, the Company concluded that any unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses has not been recorded as of December 31, 2025. As of December 31, 2025, the Company held no securities that were in an unrealized loss position for more than 12 months.

Note 8 – Fair Value Measurements
The following table represents the estimated fair value of the Company’s financial assets and liabilities (in thousands):

	Fair Value at December 31, 2025			Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Money market funds (1)	$128,152	$—	$—	$287,393	$—	$—
Government-backed securities (1)	—	90,000	—	—	130,000	—
Treasury securities	—	220,299	—	—	184,554	—
Corporate debt securities (2)	—	260,154	—	—	243,158	—
Agency securities	—	13,997	—	—	—	—
Total	$128,152	$584,450	$—	$287,393	$557,712	$—
Liabilities
5.00% Convertible notes due 2027	$—	$28,313	$—	$—	$174,386	$—
4.625% Convertible notes due 2031	—	221,967	—	—	—	—
Total Convertible notes payable	$—	$250,280	$—	$—	$174,386	$—
(1)Classified as cash and cash equivalents as of December 31, 2025 and 2024.
(2)     Includes $34.8 million classified as cash and cash equivalents as of December 31, 2024.
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
During the years ended December 31, 2025 and 2024, the Company did not have any transfers between Levels.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.
Note 9 – Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$2,612	$2,087
Semi-finished goods	7,591	4,899
Finished goods	1,342	1,763
Total inventory	$11,545	$8,749
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments, offset by recoveries of such commitments, are recorded as a component of cost of sales in the Company’s consolidated statements of operations. For the year ended December 31, 2025, inventory write-downs were $1.9 million and losses on firm purchase commitments were $0.3 million. For the year ended December 31, 2024, inventory write-downs were $21.0 million and losses on firm purchase commitments, net of recoveries were $6.7 million.
Note 10 – Goodwill
The Company has one reporting unit, which has a negative carrying amount as of December 31, 2025 and 2024. The change in the carrying amounts of goodwill was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$107,478	$127,454
Goodwill allocated to disposition of Novavax CZ assets (See Note 20)	—	(12,371)
Currency translation adjustments	5,984	(7,605)
Ending balance	$113,462	$107,478
Note 11 – Leases
The Company has operating and finance leases for its research and development and manufacturing facilities, corporate headquarters and offices as well as embedded leases related to manufacturing supply agreements with CMOs. During the year ended December 31, 2025, as part of it’s global restructuring and cost reduction plan (“Restructuring Plan”), the Company classified its corporate headquarters facility at 700 Quince Orchard, Gaithersburg, Maryland (“700QO”), together with its related finance lease obligation, certain related property and equipment and land parcel adjacent to the facility (collectively referred to as the "Disposal Group"), as held for sale (see Note 19). As of December 31, 2025, the assets and liabilities of the Disposal Group were classified as held for sale and were presented separately in Current assets and Current liabilities on the consolidated balance sheet. As a result of this classification, the 700QO ROU asset and lease liability balance as of December 31, 2025, are excluded from the lease balances and related disclosures presented in the Supplemental balance sheet information table below.

Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 was as follows (in thousands, except weighted-average remaining lease term and discount rate):

		December 31,
Lease Assets and Liabilities	Classification	2025	2024
Assets:
ROU assets, operating, net	Right-of-use asset, net	$20,332	$21,846
ROU assets, finance, net	Right-of-use asset, net	2,565	139,739
Total non-current ROU assets		$22,897	$161,585

Liabilities:
Current portion of operating lease liabilities	Other current liabilities	$9,878	$10,094
Current portion of finance lease liabilities	Current portion of finance lease liabilities	2,507	7,009
Total current lease liabilities		$12,385	$17,103

Non-current portion of operating lease liabilities	Other non-current liabilities	$19,359	$22,958
Non-current portion of finance lease liabilities	Non-current finance lease liabilities	2,091	53,726
Total non-current lease liabilities		$21,450	$76,684

Weighted-average remaining lease term (years):
Operating leases		3.4	4.3
Finance leases		2.5	10.7

Weighted-average discount rate:
Operating leases		6.5%	6.4%
Finance leases		8.7%	9.0%
Lease expense for the operating, short-term and finance leases for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$5,944	$9,005	$6,929
Short-term lease expense (benefit(1))	—	(26,619)	(48,009)
Variable lease expense	2,585	6,831	10,292
Finance lease expense:
ROU assets expensed	$8,979	$11,737	$12,876
Interest expense	5,199	5,697	2,605
Total finance lease expense	$14,178	$17,434	$15,481
(1)    During the year ended December 31, 2024 and 2023, the Company recognized a short-term lease benefit of $26.6 million and $48.0 million, respectively, due to gains on the settlement of manufacturing supply agreements with CMOs and CDMOs that included embedded leases.

Supplemental cash flow information related to leases for the year ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$9,665	$63,673	$101,297
Operating cash flows used in finance leases	5,199	5,697	2,605
Financing cash flows used in finance leases	10,071	3,994	27,345

ROU assets obtained in exchange for operating lease obligations	$1,167	$3,987	$—
ROU assets obtained in exchange for finance lease obligations	1,803	3,664	103,299
As of December 31, 2025, maturities of lease liabilities were as follows (in thousands):

Year	Operating	Finance
2026	$10,284	$2,823
2027	8,170	966
2028	8,376	966
2029	4,233	483
2030	1,405	—
Thereafter	—	—
Total minimum lease payments	32,468	5,238
Less: imputed interest	3,231	640
Total lease liabilities	$29,237	$4,598
Note 12 – Long-Term Debt
The Company’s long-term debt consisted of the following (in thousands):

	December 31,
	2025	2024
5.00% 2027 Convertible Notes	$26,485	$175,250
4.625% 2031 Convertible Notes	225,000	—
Unamortized debt issuance costs	(7,272)	(5,566)
Total convertible notes payable	$244,213	$169,684
As of December 31, 2025 and December 31, 2024, the effective interest rate of the Convertible Senior Notes due 2027 is 6.2%. As of December 31, 2025, the effective interest rate of the Convertible Senior Notes due 2031 is 5.3%.
The interest expense incurred in connection with the convertible notes payable consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Coupon interest	$9,867	$8,762	$9,779
Amortization of debt issuance costs	1,660	1,668	1,689
Total interest expense on convertible notes payable	$11,527	$10,430	$11,468

2031 Convertible Notes
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
The initial purchasers’ fees and the Company’s issuance costs related to the issuance of the 2031 Notes totaled $7.1 million, which were recorded as a reduction to the 2031 Notes on the consolidated balance sheet and is being amortized and recognized as additional interest expense over the six-year contractual term of the 2031 Notes using the effective interest rate of 5.3%
2027 Convertible Notes
In December 2022, the Company issued $175.3 million aggregate principal amount of 5.0% Convertible Senior Notes that will mature on December 15, 2027 (the “2027 Notes”), unless earlier converted, redeemed, or repurchased. In August 2025, the Company exchanged $175.3 million aggregate principal amount of newly issued 2031 Notes for $148.8 million aggregate principal amount of 2027 Notes, as discussed above, after which $26.5 million aggregate principal amount of 2027 Notes remained outstanding. The 2027 Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and pursuant to an indenture dated December 20, 2022 (the “2027 Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Concurrently with the issuance of the 2027 Notes, the Company completed a public offering of shares of its common stock. The Company received $166.4 million in net proceeds from the issuance of the 2027 Notes after deducting the initial purchasers’ fees and the Company’s offering expenses. The 2027 Notes bear cash interest at a rate of 5.0% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023.
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
In accounting for the issuance of the 2027 Notes, the Company determined that the scope exceptions provided under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”) apply to all but one of the conversion features embedded in the 2027 Notes. This remaining conversion feature, which is associated with a Fundamental Change of the Company, was determined to have a de minimis value as of December 31, 2025, 2024, and 2023.

The initial purchasers’ fees and the Company’s issuance costs related to the 2027 Notes totaled $8.8 million, which were recorded as a reduction to the 2027 Notes on the consolidated balance sheet. The $8.8 million of debt issuance costs is being amortized and recognized as additional interest expense over the five-year contractual term of the 2027 Notes using an effective interest rate of 6.2%.
Note 13 – Stockholders’ Deficit
In August 2023, the Company entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allows it to issue and sell up to $500 million in gross proceeds of shares of its common stock, and terminated its then-existing At Market Issuance Sales agreement entered in June 2021 (the “June 2021 Sales Agreement”). As of December 31, 2025, the remaining balance available under the August 2023 Sales Agreement was approximately $51 million.
During the year ended December 31, 2024, the Company sold 12.2 million shares of its common stock under its August 2023 Sales Agreement, resulting in net proceeds of approximately $188 million. No shares were sold during the year ended December 31, 2025.
In May 2024, the Company also entered into the Sanofi Subscription Agreement, pursuant to which the Company sold and issued to Sanofi, in a private placement, 6.9 million shares of the Company’s common stock, par value $0.01 per share at a price of $10.00 per share, for aggregate gross proceeds to the Company of $68.8 million.
Note 14 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the granting of share-based awards to individuals who were not previously employees, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grants under the 2023 Inducement Plan. As of December 31, 2025, there were 0.1 million shares available for issuance under the 2023 Inducement Plan.
The 2015 Stock Incentive Plan, as amended (“2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.
The 2015 Plan authorizes the issuance of up to 27.5 million shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on March 30, 2033. As of December 31, 2025, there were 6.7 million shares available for issuance under the 2015 Plan.
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

The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$1,361	$3,431	$3,417
Research and development	14,068	20,868	41,211
Selling, general, and administrative	20,586	23,853	40,729
Total stock-based compensation expense	$36,015	$48,152	$85,357
During the year ended December 31, 2023, total stock-based compensation capitalized in inventory was $0.5 million. No stock-based compensation was capitalized in inventory during the year ended December 31, 2025 and 2024.
As of December 31, 2025, there was approximately $42 million of total unrecognized compensation expense related to unvested stock options, SARs, RSUs, and the ESPP. This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately 1.1 years and will be allocated between cost of sales, research and development, and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SARs holders exercised their stock options and SARs on December 31, 2025. This amount is subject to change based on changes to the closing price of the Company’s common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the years ending December 31, 2025, 2024, and 2023 was approximately $20 million, $13 million, and $5 million, respectively.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SARs activity under the 2023 Inducement Plan, 2015 Plan and the 2005 Plan for the year ended December 31, 2025:

	2023 Inducement Plan		2015 Plan
	Stock Options	Weighted- Average Exercise Price	Stock Options & SARs	Weighted- Average Exercise Price
Outstanding at January 1, 2025	486,950	$10.45	3,496,052	$32.75
Granted	—	$—	2,461,163	$7.74
Exercised	—	$—	(45,855)	$6.58
Canceled	—	$—	(689,363)	$52.56
Outstanding at December 31, 2025	486,950	$10.45	5,221,997	$18.58
Shares exercisable at December 31, 2025	312,134	$10.67	2,256,914	$32.74

The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Weighted average Black-Scholes fair value of stock options and SARs granted	$5.60	$5.94	$7.00
Risk-free interest rate	3.7%-4.1%	4.1%-4.3%	3.5%-4.8%
Dividend yield	—%	—%	—%
Volatility	94.6%-121.7%	104.4%-121.8%	120.4%-140.3%
Expected term (in years)	3.5-6.5	3.8-6.3	3.9-6.4
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan and 2005 Plan as of December 31, 2025 was less than $1.3 million and 7.5 years, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan and 2005 Plan as of December 31, 2025 was less than $0.7 million and 5.8 years, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the year ended December 31, 2025:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at January 1, 2025	285,429	$10.42	5,558,642	$8.27
Restricted stock units granted	—	$—	3,705,898	$7.81
Restricted stock units vested	(135,586)	$10.49	(2,268,830)	$11.33
Restricted stock units forfeited	—	$—	(1,104,121)	$7.49
Outstanding and unvested at December 31, 2025	149,843	$10.35	5,891,589	$6.95
Employee Stock Purchase Plan
The ESPP was approved at the Company’s annual meeting of stockholders in June 2013. The ESPP currently authorizes an aggregate of 2.3 million shares of common stock to be purchased, and the aggregate amount of shares will continue to increase 5% on each anniversary of its adoption up to a maximum of 3.5 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). At December 31, 2025, there were 0.5 million shares available for issuance under the ESPP.
Note 15 – Employee Benefits
The Company maintains a defined contribution 401(k) retirement plan, pursuant to which employees may elect to contribute up to 100% of their compensation on a tax deferred basis up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended. The Company matches 100% of the first 3% of the participants’ deferral, and 50% on the next 2% of the participants’ deferral, up to a potential 4% Company match. The Company’s matching contributions to the 401(k) plan vest immediately. Under its 401(k) plan, the Company has recorded expense of $4.5 million, $5.5 million, and $7.0 million in 2025, 2024, and 2023, respectively.
The Company’s foreign subsidiaries have pension plans under local tax and labor laws and are obligated to make contributions to the plan. Contributions and other expenses related to these plans were $2.7 million, $2.6 million, and $3.0 million in 2025, 2024, and 2023, respectively.

Note 16 – Other Financial Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$16,945	$56,276
Other current assets	9,870	21,888
Prepaid expenses and other current assets	$26,815	$78,164
Property and Equipment, net
Property and equipment is comprised of the following as of (in thousands):

	December 31,
	2025	2024
Land	$—	$14,945
Machinery and equipment	47,311	61,498
Leasehold improvements	31,249	66,886
Computer hardware	589	4,728
Construction in progress	6,272	39,513
	85,421	187,570
Less: accumulated depreciation	(40,621)	(49,157)
Property and equipment, net	$44,800	$138,413
During the three months ended September 30, 2025, the Company classified its leasehold interest in 700QO, certain related property and equipment and land parcel adjacent to the facility, as held for sale. In October 2025, the Company executed an agreement to assign the lease, sell the adjacent land parcel, and transfer specified property and equipment for an aggregate consideration of $59.8 million (see Note 19). As a result of this classification, the related assets were not included in the Company’s December 31, 2025 property and equipment ending balances. In December 2024, the Company sold approximately $135 million of property and equipment, net, representing the Company’s biologics manufacturing campus and other moveable assets and equipment located in the Czech Republic (see Note 20). Depreciation and amortization expense was approximately $28 million, $48 million, and $41 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Accrued Expenses
Accrued expenses consist of the following as of (in thousands):

	December 31,
	2025	2024
Employee benefits and compensation	$50,975	$60,350
Gross-to-net deductions	—	18,821
U.S. product sales returns accrual	—	58,259
R&D and operations accruals	47,482	37,847
Other accrued expenses	8,708	35,888
Total accrued expenses	$107,165	$211,165

Other Current Liabilities
Other current liabilities consist of the following as of (in thousands):

	December 31,
	2025	2024
Refunds due to APA customers	$5,672	$87,901
Due to UK Authority(1)	38,588	36,357
Due to Gavi (see Note 3)	80,000	85,000
Other current liabilities	13,518	10,338
Total other current liabilities	$137,778	$219,596
Other Non-Current Liabilities
Other non-current liabilities consist of the following as of (in thousands):

	December 31,
	2025	2024
Due to UK Authority(1)	20,173	58,761
Due to Gavi (see Note 3)	195,000	275,000
Operating lease liabilities	19,359	22,958
Other non-current liabilities	4,536	2,895
Total non-other current liabilities	$239,068	$359,614
(1)    In November 2024, the Company and Secretary of State for Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “UK Authority”) entered into a settlement agreement, which resolved disputes regarding the supply agreement with the UK Authority. Under the terms of the settlement agreement the Company agreed to repay previously received upfront payments in equal installment payments to the UK Authority. The remaining payments due to the UK Authority are classified as Other current liabilities and Other non-current liabilities on the Company’s consolidated balance sheet.
Note 17 – Income Taxes
The Company’s income (loss) before income tax expense by jurisdiction is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$426,282	$(261,909)	$(628,984)
Foreign	15,885	85,294	85,953
Income (loss) before income tax expense	$442,167	$(176,615)	$(543,031)
Significant components of the current and deferred income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Domestic	$—	$—	$(1,300)
State and local	(26)	43	(157)
Foreign	1,908	12,264	1,445
Total current income tax expense (benefit)	1,882	12,307	(12)
Deferred:
Foreign	(17)	(1,423)	2,043
Total income tax expense	$1,865	$10,884	$2,031
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	Amount	%
Statutory federal income tax expense	$92,855	21%
State and local income taxes, net of federal benefit(1)	155	—%
Foreign tax effects
Czech Republic
Non-taxable foreign currency adjustment	(4,845)	(1)%
Other foreign tax jurisdictions	3,413	1%
Effect of cross-border tax laws
Net controlled foreign corporation tested income	4,049	1%
Other	416	—%
Changes in valuation allowance	(101,100)	(23)%
Non-taxable or non-deductible items
Share-based compensation(2)	5,443	1%
Other	1,770	—%
Changes in unrecognized tax benefits	(106)	—%
Other adjustments	(185)	—%
Income tax expense	$1,865	—%
(1)    State and local income taxes in Maryland and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.
(2)     Amounts in this category include the tax impact of share-based compensation windfalls, shortfalls and option cancellations.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income (loss) before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Statutory federal tax rate	21%	21%
State income taxes, net of federal benefit	3%	1%
Non-cash stock-based compensation	(9)%	(1)%
U.S. taxation of foreign operations	(3)%	(4)%
Cancellation of indebtedness	—%	(1)%
Deferred tax asset write down	(13)%	—%
Non-US tax credits	—%	4%
Other	(6)%	—%
Change in tax rate	8%	—%
Change in valuation allowance	(7)%	(20)%
Income tax expense	(6)%	—%
The Company’s income taxes paid, net of refunds received by jurisdiction for the year ended December 31, 2025 is as follows (in thousands):

Year Ended December 31, 2025
Federal	$—
State	(15)
Foreign
Czech Republic	4,274
India withholding tax	2,152
Sweden	1,047
Switzerland	1,075
Other	273
Income taxes paid (refunds received)	$8,806
As of December 31, 2025, the Company has available federal, state, and foreign net operating losses of $2.6 billion, $824.1 million, and $10.9 million, respectively, that may be applied against future taxable income in the respective jurisdiction. The federal net operating losses of $2.6 billion may be carried forward indefinitely, except for $9.6 million which expires in 2037, limited to use equal to 80% of future annual federal taxable income. State net operating losses of $450.9 million have various expiration dates between 2028 and 2045. The remaining state and foreign net operating losses of $373.1 million and $10.9 million, respectively, can be carried forward indefinitely. The Company also has federal research tax credits of $50.9 million that will expire from 2026 through 2043 and a state research tax credit of $1.3 million that will expire from 2028 through 2030. Utilization of the federal and state net operating loss carryforwards and research tax credits may be subject to an annual limitation due to potential future ownership changes of the Company. As of December 31, 2025, the Company does not expect such limitation, if any, to impact the use of its net operating losses and research tax credits.
The Company files income tax returns in the U.S. federal jurisdiction and in various states, as well as in multiple foreign jurisdictions, including Sweden and the Czech Republic. The Company has U.S. federal and state net operating losses and credit carryforwards that are subject to examination from 2002 through 2024. The returns in Sweden are subject to examination from 2016 through 2025 and the returns for the Czech Republic are subject to examination from 2019 through 2025.
The significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Federal, state, and foreign net operating loss carryforward	$587,824	$551,261
Research tax credits	50,919	51,343
Lease liability	7,714	21,567
Deferred revenue	191,016	314,121
Inventory reserve	28,689	36,546
Allowance for sales returns	—	13,397
Non-cash stock-based compensation	18,275	22,376
Capitalized research costs	118,111	152,046
Other	29,048	15,150
Gross deferred tax assets	1,031,596	1,177,807
Valuation allowance	(1,025,765)	(1,135,559)
Total deferred tax assets	$5,831	$42,248
Deferred tax liabilities:
ROU assets	$(5,199)	$(37,159)
Fixed assets	—	(4,492)
Intangibles	(1,087)	(999)
Total deferred tax liabilities	$(6,286)	$(42,650)
Net deferred tax liabilities	$(455)	$(402)
The Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets, including its history of significant losses in every year since inception except the current year and, in accordance with U.S GAAP, has fully reserved the net deferred tax assets. The Company concluded that realization of its net deferred tax assets is not more-likely-than-not to be realized as of December 31, 2025 and 2024. The valuation allowance decreased by $109.8 million and increased by $6.6 million for the years ended December 31, 2025 and 2024, respectively. The net change was due to the income (loss) before taxes generated in each year.
The net deferred tax liability of $0.5 million and $0.4 million at December 31, 2025 and 2024, respectively, is included within Other non-current liabilities on the consolidated balance sheets.
The Company recognizes the effect of an income tax position when it is more likely than not, based on the technical merits, that the income tax position will be sustained upon examination. A reconciliation of the beginning and ending amounts of unrecognized tax benefits in the year ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits balance at January 1,	$4,100	$4,237	$5,194
Additions for tax positions of current year	—	—	271
Reductions for tax positions of prior year	(106)	(137)	(1,228)
Unrecognized tax benefits balance at December 31,	$3,994	$4,100	$4,237

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2025 and 2024, the Company had no accruals or expenses for interest or penalties. The total amount of unrecognized tax benefits that, if recognized, could affect the effective tax rate was $4.0 million and $4.1 million as of December 31, 2025 and 2024, respectively. However, the Company maintains a full valuation allowance as of December 31, 2025 and 2024 and the recognition of any unrecognized tax benefits would be offset with a change in the valuation allowance and therefore there would be no income statement impact. As of December 31, 2025, the Company does not expect a significant change in the recorded unrecognized tax benefits liability balance during the next twelve months. The unrecognized tax benefits are presented in the financial statements as a reduction to the deferred tax assets for all periods.
In December 2025, the Company received a notification that the Internal Revenue Service has initiated an examination of the Company’s U.S. federal income tax return for the 2023 tax year. The examination is in its early stages.
On July 4, 2025, President Trump signed into federal law H.R. 1 – One Big Beautiful Bill Act (the “Act”). Included in the Act are several corporate federal income tax considerations that will be relevant to the Company, specifically with respect to tax depreciation for specified fixed asset additions, capitalization of R&D costs, the deductibility of interest expense and certain federal tax rules with respect to the taxation of international operations. The Act has not had a significant impact on the Company’s effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance.
In 2021, the Organization for Economic Cooperation and Development (“OECD”) developed guidance on Base Erosion and Profit Shifting (“BEPS”) Pillar Two Model Rules (“Pillar Two”), which addresses corporate tax planning strategies used by some large multinational corporations to shift profits from higher-tax jurisdictions to lower-tax jurisdictions or zero-tax locations. This guidance imposes a 15% minimum tax on the earnings of large multinational corporations. Pillar Two is effective in 2024 for the jurisdictions in which the Company operates. These rules have not had a significant impact on the Company’s effective tax rate or its consolidated financial statements.
Note 18 – Commitment and Contingencies
Legal Matters
The Company is involved in various legal proceedings arising in the normal course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flows.
Purchase Commitments
The Company has entered into agreements in the normal course of business with CMOs and CDMOs supplying the Company with production capabilities, and with vendors for preclinical studies, clinical trials, and other goods or services. Certain agreements provide for termination rights subject to termination fees. Under such agreements, the Company is contractually obligated to make payments to vendors, mainly to reimburse them for their estimated unrecoverable expenses. The exact amount of such obligations are dependent on the timing of termination and the terms of the relevant agreement, and cannot be reasonably estimated. As of December 31, 2025, most of these agreements were active ongoing arrangements and the Company expects to receive value from these arrangements in the future. The Company recognizes fees related to obligations for terminated contracts where such fees are reasonably estimable. The Company did not accrue obligations that were not reasonably estimable. As of December 31, 2025, the Company had $2.7 million of non-cancelable purchase commitments with a remaining term of more than one year.
Note 19 – Restructuring
During the three months ended September 30, 2025, the Company classified its corporate headquarters facility at 700QO, together with its related finance lease obligation, certain related property and equipment and land parcel adjacent to the facility as held for sale, in accordance with its accounting policy defined in Note 2. The assets and liabilities of the Disposal Group were classified as held for sale and were presented separately in Current assets and Current liabilities on the consolidated balance sheet. In October 2025, the Company entered into an assignment of the lease with respect to the Disposal Group with AstraZeneca Pharmaceuticals LP (“AstraZeneca”). The effect of the agreement is to assign the lease agreement for 700QO, together with a parcel purchase agreement for the sale of a parcel of land adjacent to the 700QO facility and an asset purchase agreement for the sale of certain personal property and equipment, for an aggregate of $59.8 million payable by AstraZeneca to the Company. The fair value less cost to sell of the Disposal Group was $56.3 million, comprised of $59.8 million of sale consideration, less $3.5 million of costs to sell. The carrying value of the Disposal Group was determined to be greater than its fair value less costs to sell and, consequently, the Company recorded an impairment of assets held for sale of $97.8 million during the year ended December 31, 2025.
The initial net payment of $19.7 million related to the parcel purchase (land sale), was received in November 2025. The remaining $39.8 million payment was received in January 2026. The held for sale finance lease obligation of $47.9 million was derecognized on the assignment of the 700QO lease agreement in January 2026.
The other restructuring charge recorded by the Company consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Severance and employee benefit costs	$7,751	$12,829	$4,503
Impairment of assets	4,880	4,132	10,081
Total Restructuring charge (1)	$12,631	$16,961	$14,584
(1)     Restructuring charges of $5.5 million and $7.1 million are included in Research and development and Selling, general, and administrative expenses, respectively, in the Company’s consolidated statement of operations in 2025. Restructuring charges of $1.0 million, $2.4 million and $13.6 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the consolidated statement of operations in 2024. Restructuring charges of $0.5 million, $2.3 million and $11.5 million are included in Cost of sales, Research and development and Selling, general, and administrative expenses, respectively, in the consolidated statement of operations in 2023. These charges reflect substantially all expected restructuring charges under the Restructuring Plan.
Severance and employee benefit costs
Employees affected by the reduction in force under the Restructuring Plan are entitled to receive severance payments and certain termination benefits. The Company recorded a severance and termination benefit cost in full for employees who were notified of their termination during the year ended December 31, 2025 and had no requirements for future service.
The following table summarizes the activity within the accrued severance and employee benefits liability, which is included in "Accrued expenses" in the Company’s consolidated balance sheets, for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$3,069	$—	$—
Severance and employee benefit costs	7,751	12,829	4,503
Cash payments	(10,150)	(9,760)	(4,503)
Ending Balance	$670	$3,069	$—
Impairment of long-lived assets
In connection with the Restructuring Plan, the Company also evaluated its long-lived assets, other than the Disposal Group classified as held for sale, for impairment. The Company performed an impairment evaluation for the applicable long-lived assets, which is subject to judgment and actual results may vary from the estimates, resulting in potential future adjustments to amounts recorded. During the year ended December 31, 2025, 2024 and 2023, the Company recorded an impairment charge of $4.9 million, $4.1 million and $10.1 million, respectively, related to the impairment of long-lived assets, including $5.9 million related to ROU assets for facility leases in 2023.
Note 20 – Disposition of Assets
In December 2024, Novavax CZ a.s. (“CZ”), a wholly-owned subsidiary of the Company, completed the sale of its biologics manufacturing campus located at Bohumil, Czech Republic (the “Facility”) to Novo Nordisk Production Czech s.r.o. (the “Purchaser”), pursuant to an asset purchase agreement, dated as of December 3, 2024 (the “Asset Purchase Agreement”). Under the Asset Purchase Agreement, CZ sold, transferred and assigned to the Purchaser: (i) land and properties that comprise the Facility, as well as certain moveable assets and equipment located at the Facility (the “Transferred Assets”); (ii) contracts related to the operation and management of the Transferred Assets (the “Transferred Contracts”); and (iii) certain employees providing services related to the Transferred Assets (the “Transferred Employees”).
The total purchase price for the sale was $202.6 million and the assumption by the Purchaser of liabilities (on a look-forward basis) pertaining to the Transferred Assets, Transferred Contracts and Transferred Employees. On the closing date, the Company received a cash payment of $180 million, net of the initial payment of $10 million made in October 2024 and $10 million placed in an escrow account released to the Company in 2025 following the closing date (subject to adjustment for any claims the Purchaser may have against the Seller under the Asset Purchase Agreement). Pursuant to the terms of the Asset Purchase Agreement, the Company was also reimbursed $2.6 million, subject to adjustments, for costs incurred in continuing to operate and maintain the Transferred Assets, Transferred Contracts and Transferred Employees between December 3, 2024 and the completion of the sale.
The Company recognized a gain on the sale of $51.9 million, which has been reflected in Other income in the Company's consolidated statement of operations for the year ended December 31, 2024. The disposition qualified as the sale of a business pursuant to ASC Topic 805, Business Combinations, and therefore, the Company allocation goodwill of $12.4 million to the sale on a relative fair value basis.
Note 21 – Segment Reporting
The Company manages its business as one reportable operating segment, an in-house early-stage R&D business to build a pipeline of high-value assets using its proven technology along with seeking to enter into partnerships to drive value creation for its assets. The Company has determined its reportable operating segment based on the management approach, which considers the internal organization and reporting used by the Company’s CODM to make decisions about allocating resources and assessing the Company’s performance. The Company’s CODM uses consolidated single-segment net loss as reported in the consolidated statements of operations to evaluate performance, forecast future period financial results, allocate resources, and set incentive targets.
The table below summarizes the significant expense categories regularly reviewed by the CODM (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,123,479	$682,162	$983,705
Cost of sales	73,040	202,739	343,768
Research and development expenses:
Direct COVID-19 Vaccine(1)	80,444	81,736	377,603
Direct CIC and influenza vaccines(1)	30,019	44,831	38,044
Direct other vaccine development programs(1)	4,634	510	1,042
Employee and benefit expenses	145,211	163,728	210,589
Facility and other research and development expenses(2)	82,012	100,364	110,224
Selling, general, and administrative expense	157,479	337,185	468,946
Other segment income (expense)(3)	(110,338)	61,432	21,449
Net income (loss)	$440,302	$(187,499)	$(545,062)
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
(3)     Other segment income (expense) includes interest expense, impairment of assets held for sale, loss on debt extinguishment, gain on disposition of Novavax CZ assets, income tax expense (benefit), and other income, net.

Total revenue by the Company’s customer’s or collaboration partner’s geographic location was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$405,611	$522,535	$443,894
Rest of North America	575,670	4,462	13,388
Europe	15,740	96,143	271,964
Rest of the world	126,458	59,022	254,459
Total revenue	$1,123,479	$682,162	$983,705
Total long-lived assets of the Company by geographic location were as follows (in thousands):

	December 31,
	2025	2024
United States	$60,682	$295,879
Europe	7,015	4,119
Total long-lived assets	$67,697	$299,998
Note 22 – Subsequent Events
In January 2026, the Company successfully completed the assignment of its leasehold interest in 700QO and sale of certain related property and equipment and received $39.8 million of the remaining consideration from AstraZeneca (Note 19). In connection with this closing, the Company was legally relieved of its primary obligation under the lease. The ROU asset and the related lease liability, classified as held for sale as of December 31, 2025, was derecognized from the consolidated balance sheet in the first quarter of 2026. No additional impairment adjustments are anticipated as a result of the closing of this transaction.
In January 2026, the Company entered into a License and Option Agreement with Pfizer Inc. (“Pfizer”) for use of the Company’s Matrix-M™. Under the terms of the agreement, Pfizer will obtain a non-exclusive license for Matrix-M™ for use with Pfizer's products in up to two disease areas. The agreement provides for an upfront payment of $30 million, which was received in January 2026, and the Company has the potential to receive up to $500 million in development and sales milestone payments. In addition to milestone payments, the Company is eligible to receive tiered high mid-single digit percentage royalty payments on sales of any product by Pfizer that includes Matrix-M™.
In February 2026, the Company entered into a Credit, Security, and Guaranty Agreement (the “Credit Agreement”) with MidCap Financial Trust, as administrative agent. The Credit Agreement provides for a senior secured term loan facility of up to $330 million, available in four tranches. The first tranche of $130 million, of which $50 million was funded at closing, is available to be drawn, subject to customary conditions, through February 2028. Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at a rate per annum equal to the secured overnight financing rate (“Term SOFR”) plus 5.00%, subject to a Term SOFR floor of 2.00%. The term loans mature in March 2031, at which time all outstanding principal and accrued interest are due and payable in full.