Form 10-Q
period 2026-09-30
NOVAVAX INC
filed 2026-11-05
CIK 1000694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 165,009,009 as of October 31, 2026.

NOVAVAX, INC.

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Consolidated Financial Statements	1
	Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025	2
	Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	3
	Unaudited Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2026 and 2025	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	42
PART II. OTHER INFORMATION		42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	43
Item 5	Other Information	43
Item 6.	Exhibits	43
SIGNATURES		45

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product sales	$25,693	$13,442	$86,747	$645,844
Licensing, royalties, and other	42,605	57,003	177,763	330,496
Total revenue	68,298	70,445	264,510	976,340

Expenses:
Cost of sales	23,488	21,496	68,429	50,936
Research and development	52,446	98,274	218,611	266,444
Selling, general, and administrative	23,645	31,655	79,087	123,357
Impairment of assets held for sale	—	97,038	—	97,038
Total expenses	99,579	248,463	366,127	537,775
Income (loss) from operations	(31,281)	(178,018)	(101,617)	438,565
Other income (expense):
Interest expense	(5,401)	(5,482)	(15,991)	(16,723)
Loss on debt extinguishment	—	(28,714)	—	(28,714)
Other income, net	7,028	9,178	27,772	31,136
Income (loss) before income tax expense	(29,654)	(203,036)	(89,836)	424,264
Income tax expense (benefit)	1,722	(657)	4,418	1,489
Net income (loss)	$(31,376)	$(202,379)	$(94,254)	$422,775

Net income (loss) per share:
Basic	$(0.19)	$(1.25)	$(0.57)	$2.61
Diluted	$(0.19)	$(1.25)	$(0.57)	$2.53
Weighted average number of common shares outstanding:
Basic	164,924	162,353	164,264	161,811
Diluted	164,924	162,353	164,264	168,195
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(31,376)	$(202,379)	$(94,254)	$422,775
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities	(870)	95	(2,934)	545
Foreign currency translation adjustment	(2,513)	(1,382)	(9,907)	20,269
Other comprehensive income (loss)	(3,383)	(1,287)	(12,841)	20,814
Comprehensive income (loss)	$(34,759)	$(203,666)	$(107,095)	$443,589

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$222,455	$240,634
Marketable securities	399,908	494,450
Restricted cash	—	10,876
Accounts receivable	49,158	106,446
Inventory	18,501	11,545
Prepaid expenses and other current assets	17,934	26,815
Assets held for sale	—	87,510
Total current assets	707,956	978,276
Property and equipment, net	36,278	44,800
Right-of-use asset, net	18,299	22,897
Goodwill	112,076	113,462
Other non-current assets	13,396	17,077
Total assets	$888,005	$1,176,512
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,944	$24,578
Accrued expenses	77,398	107,165
Deferred revenue	102,201	140,053
Current portion of finance lease liabilities	1,650	2,507
Other current liabilities	123,652	137,778
Liabilities held for sale	—	47,869
Total current liabilities	329,845	459,950
Deferred revenue	330,011	358,943
Long-term debt	292,088	244,213
Non-current finance lease liabilities	1,525	2,091
Other non-current liabilities	151,391	239,068
Total liabilities	1,104,860	1,304,265

Commitments and contingencies (Note 15)

Preferred stock, $0.01 par value, 2,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—

Stockholders' deficit:
Common stock, $0.01 par value, 600,000,000 shares authorized at September 30, 2026 and December 31, 2025; 168,353,068 shares issued and 164,992,950 shares outstanding at September 30, 2026 and 164,969,773 shares issued and 162,575,937 shares outstanding at December 31, 2025	1,684	1,650
Additional paid-in capital	4,567,173	4,539,756
Accumulated deficit	(4,662,402)	(4,568,148)
Treasury stock, cost basis, 3,360,118 shares at September 30, 2026 and 2,393,836 shares at December 31, 2025	(112,479)	(103,021)
Accumulated other comprehensive income (loss)	(10,831)	2,010
Total stockholders’ deficit	(216,855)	(127,753)
Total liabilities and stockholders’ deficit	$888,005	$1,176,512
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Three and Nine Months Ended September 30, 2026 and 2025
(in thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount
Balance at June 30, 2026	168,165,416	$1,682	$4,558,457	$(4,631,026)	$(112,372)	$(7,448)	$(190,707)
Stock-based compensation	—	—	7,955	—	—	—	7,955
Stock issued under incentive programs	187,652	2	761	—	(107)	—	656
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(870)	(870)
Foreign currency translation adjustment	—	—	—	—	—	(2,513)	(2,513)
Net loss	—	—	—	(31,376)	—	—	(31,376)
Balance at September 30, 2026	168,353,068	$1,684	$4,567,173	$(4,662,402)	$(112,479)	$(10,831)	$(216,855)

Balance at June 30, 2025	164,475,337	$1,645	$4,522,193	$(4,383,296)	$(102,459)	$(458)	$37,625
Stock-based compensation	—	—	8,549	—	—	—	8,549
Stock issued under incentive programs	341,929	3	1,021	—	(204)	—	820
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	95	95
Foreign currency translation adjustment	—	—	—	—	—	(1,382)	(1,382)
Net loss	—	—	—	(202,379)	—	—	(202,379)
Balance at September 30, 2025	164,817,266	$1,648	$4,531,763	$(4,585,675)	$(102,663)	$(1,745)	$(156,672)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2025	164,969,773	$1,650	$4,539,756	$(4,568,148)	$(103,021)	$2,010	$(127,753)
Stock-based compensation	—	—	23,768	—	—	—	23,768
Stock issued under incentive programs	3,383,295	34	3,649	—	(9,458)	—	(5,775)
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(2,934)	(2,934)
Foreign currency translation adjustment	—	—	—	—	—	(9,907)	(9,907)
Net loss	—	—	—	(94,254)	—	—	(94,254)
Balance at September 30, 2026	168,353,068	$1,684	$4,567,173	$(4,662,402)	$(112,479)	$(10,831)	$(216,855)

Balance at December 31, 2024	161,942,677	$1,619	$4,501,403	$(5,008,450)	$(95,854)	$(22,559)	$(623,841)
Stock-based compensation	—	—	28,048	—	—	—	28,048
Stock issued under incentive programs	2,874,589	29	2,312	—	(6,809)	—	(4,468)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	545	545
Foreign currency translation adjustment	—	—	—	—	—	20,269	20,269
Net income	—	—	—	422,775	—	—	422,775
Balance at September 30, 2025	164,817,266	$1,648	$4,531,763	$(4,585,675)	$(102,663)	$(1,745)	$(156,672)
The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income (loss)	$(94,254)	$422,775
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,165	22,488
Non-cash stock-based compensation	23,768	28,048
Provision for excess and obsolete inventory	3,201	1,945
Impairment of assets held for sale	—	97,038
Impairment of long-lived assets	—	3,382
Loss on debt extinguishment	—	28,714
Other items, net	(10,047)	4,453
Changes in operating assets and liabilities:
Inventory	(10,816)	(5,388)
Accounts receivable, prepaid expenses, and other assets	69,909	112,980
Accounts payable, accrued expenses, and other liabilities	(123,614)	(301,023)
Deferred revenue	(66,784)	(620,572)
Net cash used in operating activities	(199,472)	(205,160)

Investing Activities:
Capital expenditures, including internal-use software	(2,879)	(4,139)
Proceeds from assets held for sale	39,750	—
Purchases of marketable securities	(295,820)	(349,736)
Proceeds from maturities of marketable securities	393,265	255,125
Net cash provided by (used in) investing activities	134,316	(98,750)

Financing Activities:
Proceeds from credit facility, net of issuance costs	46,411	—
Proceeds on the issuance of Convertible Senior Notes due 2031, net of issuance costs	—	42,606
Net proceeds from the exercise of stock-based awards, net of tax withholding	(5,775)	(4,468)
Finance lease payments	(3,759)	(3,797)
Net cash provided by financing activities	36,877	34,341
Effect of exchange rate on cash, cash equivalents, and restricted cash	(716)	7,634
Net decrease in cash, cash equivalents, and restricted cash	(28,995)	(261,935)
Cash, cash equivalents, and restricted cash at beginning of period	256,052	545,292
Cash, cash equivalents, and restricted cash at end of period	$227,057	$283,357

Supplemental disclosure of non-cash activities:
Issuance of Convertible Senior Notes due 2031 in exchange for Convertible Senior Notes due 2027	$—	$175,305
Right-of-use assets from new lease agreements	$2,335	$1,803
Capital expenditures included in accounts payable and accrued expenses	$171	$250

Supplemental disclosure of cash flow information:
Cash interest payments, net of amounts capitalized	$17,153	$12,113
Cash refunds received for income taxes, net of taxes paid	$(631)	$8,800

The accompanying notes are an integral part of these financial statements.

NOVAVAX, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
Note 1 – Organization and Business
Novavax, Inc. (“Novavax,” and together with its wholly owned subsidiaries, the “Company”) tackles some of the world’s most pressing health challenges with its scientific expertise in vaccines and its proven technology platform, including its Matrix-M® adjuvant and protein-based nanoparticles.

The Company’s corporate growth strategy is designed to deliver value via three key strategic pillars: partnering its technology, targeted and capital-efficient R&D innovation, and a lean and agile operating model supporting its efforts. This includes maximizing the impact of its cutting-edge technology through existing partnerships for commercially marketed products (Nuvaxovid™, R21/Matrix-M™), and by forging new partnerships for its Matrix technology and research and development (R&D) assets.

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
The accompanying unaudited consolidated financial statements include the accounts of Novavax, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The aggregate foreign currency transaction gains resulting from the conversion of the transaction currency to functional currency were $0.5 million and $6.6 million for the three and nine months ended September 30, 2026, respectively, and $1.8 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. These gains are reflected in Other income, net.
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
As of September 30, 2026, the Company had total cash and cash equivalents, restricted cash, and marketable securities of $627.0 million, comprised of $222.5 million in cash and cash equivalents, $4.6 million in restricted cash, and $399.9 million in marketable securities, and working capital of $378.1 million. During the nine months ended September 30, 2026, the Company recognized a net loss of $94.3 million and had net cash flows used in operating activities of $199.5 million.

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
Note 3 – Marketable Securities
Marketable securities classified as available-for-sale comprised of (in thousands):

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Treasury securities	$186,387	$4	$(1,357)	$185,034	$219,694	$605	$—	$220,299
Corporate debt securities	172,921	—	(434)	172,487	260,023	131	—	260,154
Agency securities	42,800	—	(413)	42,387	13,999	—	(2)	13,997
Total marketable securities	$402,108	$4	$(2,204)	$399,908	$493,716	$736	$(2)	$494,450
As of September 30, 2026, marketable securities were comprised of $185.0 million of treasury securities, of which $45.0 million mature in 2026, $91.0 million mature in 2027, and $49.0 million mature in 2028; $172.5 million of corporate debt securities, of which $49.7 million mature in 2026 and $122.8 million mature in 2027; and $42.4 million of agency securities, of which $32.5 million mature in 2026 and $9.9 million that mature in 2027. As of December 31, 2025, marketable securities were comprised of $220.3 million of treasury securities, of which $162.4 million mature in 2026 and $57.9 million mature in 2027; $260.2 million of corporate debt securities, of which $250.9 million mature in 2026 and $9.3 million mature in 2027; and $14.0 million in agency securities that mature in 2027. Marketable securities are classified as Current assets in the Company’s Consolidated balance sheet as of September 30, 2026 and December 31, 2025.
During the three and nine months ended September 30, 2026, the Company recognized interest income of $6.2 million and $20.1 million, respectively, from its marketable securities. During the three and nine months ended September 30, 2025, the Company recognized interest income of $7.2 million and $22.2 million, respectively, from its marketable securities. This income is included within Other income, net on the consolidated statements of operations. Based on the Company’s policy under the expected credit loss model, including an assessment of the investment portfolio as of September 30, 2026 and December 31, 2025, the Company concluded that any unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses has not been recorded. As of September 30, 2026, the Company does not have the intent to sell its marketable securities with an unrealized loss position, and it is more likely than not that the Company will not be required to sell these investments before their anticipated recovery of amortized cost bases, which may be at maturity. As of September 30, 2026 and December 31, 2025, the Company held no securities that were in an unrealized loss position for more than 12 months.

Note 4– Fair Value Measurements
The following table represents the Company’s fair value hierarchy for its financial assets and liabilities (in thousands):

	Fair Value at September 30, 2026			Fair Value at December 31, 2025
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds(1)	$107,126	$—	$—	$128,152	$—	$—
Government-backed securities(1)	—	75,000	—	—	90,000	—
Treasury securities	—	185,034	—	—	220,299	—
Corporate debt securities(2)	—	201,303	—	—	260,154	—
Agency securities	—	42,387	$—	—	13,997	—
Total cash equivalents and marketable securities	$107,126	$503,724	$—	$128,152	$584,450	$—
Liabilities
5.00% Convertible notes due 2027(3)	$—	$32,484	$—	$—	$28,313	$—
4.625% Convertible notes due 2031(3)	—	298,296	—	—	221,967	—
Total convertible notes payable	$—	$330,780	$—	$—	$250,280	$—

(1)Classified as cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively, on the consolidated balance sheets.
(2)Includes $28.8 million classified as Cash and cash equivalents as of September 30, 2026, on the consolidated balance sheets.
(3)Classified as Long-term debt as of September 30, 2026 and December 31, 2025, respectively, on the consolidated balance sheets.
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
During the nine months ended September 30, 2026 and 2025, the Company did not have any transfers between levels.
During the nine months ended September 30, 2026, the Company entered into a Credit, Security, and Guaranty Agreement (the “Credit Agreement”) with MidCap Financial Trust, which provides for a senior secured term loan facility of up to $330.0 million, of which $50.0 million was funded at closing (see Note 11). Since the term loan was issued at market terms and bears interest at a variable rate based on the one-month Secured Overnight Financing Rate plus 5.00%, its funded amount of $50.0 million approximates its fair value as of September 30, 2026.
The amount in the Company’s consolidated balance sheets for accounts payable and accrued expenses approximates its fair value due to its short-term nature.

Note 5 – Revenue
Product Sales
During the three and nine months ended September 30, 2026 and 2025, the categories of Product sales were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales
Nuvaxovid™ sales(1)	$—	$(332)	$9,558	$605,599
Supply sales(2)	25,693	13,774	77,189	40,245
Total Product sales	$25,693	$13,442	$86,747	$645,844
(1)NuvaxovidTM sales are sales of the Company’s COVID-19 Vaccine associated with APAs with governments and commercial markets, where the Company is the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors. During the three and nine months ended September 30, 2025, Nuvaxovid sales include excess gross-to-net deductions primarily due to updates to estimated product returns.
(2)Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and other material sales to the Company’s partners.
The Company has an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”). In December 2024, the Company entered into an amendment to the Australia APA pursuant to which, among other things, the Company acknowledged the cancellation by Australia of the delivery of certain doses of the Company’s COVID-19 Vaccine scheduled for delivery between the fourth quarter of 2023 and the fourth quarter of 2025 and the Company agreed to credit approximately $31 million of the advanced payment paid by Australia to the Company against outstanding invoices and invoices for the future delivery of approximately three million doses of COVID-19 Vaccine without requiring additional cash payments. In addition, the amendment provides for certain remedies for Australia, including return of unused credit, cancellation of doses, or termination of the Australia APA, in the event the Company is unable to gain regulatory approval of a variant COVID-19 Vaccine or supply doses per the terms of the agreement. In the event that the Company does not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 Vaccine, up to $92.5 million of deferred revenue may become refundable. As of September 30, 2026, $64.1 million was classified as current Deferred revenue and $69.8 million was classified as non-current Deferred revenue with respect to the Australia APA on the consolidated balance sheet, which will be recognized in product revenue as doses are delivered to Australia. Under the terms of the Australia APA, regulatory approval, which the Company believes can be achieved through multiple regulatory pathways, is required on or before certain deadlines. The Company believes such requirements can be satisfied by either (i) TGA approval of Nuvaxovid, or (ii) by TGA approval of a special access importation into the Australian market. The Company has been pursuing a special access importation approval from the TGA to help ensure our supply is available for Australia. The Company is awaiting a final decision on the outcome of its application for special importation. In light of these developments, if the Company is unable to receive regulatory approval by either means, the Company may seek alternatives to continued performance under the agreement.
Licensing, Royalties, and Other
Licensing, royalties, and other includes licensing payments, transition services revenue, and technology transfer revenue from the Sanofi CLA; royalty and milestone payments; and sales-based royalties.
Licensing, royalties, and other by license partner for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Licensing, royalties, and other
Sanofi	$18,779	$48,294	$103,445	$288,027
Pfizer	—	—	30,000	—
Takeda	7,359	6,445	8,309	33,657
Serum	5,341	2,264	14,530	8,812
Other partners(1)	11,126	—	21,479	—
Total licensing, royalties, and other revenue	$42,605	$57,003	$177,763	$330,496
(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as SK bioscience, Co., Ltd.
Sanofi licensing, royalties, and other revenue were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sanofi licensing, royalties, and other revenue
Licensing:
Milestones	$—	—	$—	175,000
Royalties	6,145	4,196	10,340	4,196
Transition services and technology transfer:
Upfront fee amortization(1)	6,175	(1,083)	27,009	31,097
Milestones amortization(1)	2,677	(645)	11,990	14,163
Cost reimbursements	3,782	45,826	54,106	63,571
Total Sanofi licensing, royalties, and other revenue	$18,779	$48,294	$103,445	$288,027
(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to a portion of the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time.

Takeda licensing, royalties, and other revenue were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Takeda licensing, royalties, and other revenue
Licensing:
Upfront fee(1)	$—	$—	$—	$18,500
Milestones	4,717	4,717	4,717	8,151
Royalties	2,489	1,456	3,100	6,456
Support services	153	272	492	550
Tota Total Takeda licensing, royalties, and other revenue	$7,359	$6,445	$8,309	$33,657
(1)Upfront fee includes $14.5 million of nonrefundable upfront payments associated with the Amended Takeda CLA as defined below and $4.0 million of previously unrecognized consideration from the Original Takeda CLA.
The Company's accounts receivable included $33.1 million and $95.6 million related to amounts that were billed to customers and $16.1 million and $10.8 million related to amounts which had not yet been billed to customers as of September 30, 2026 and December 31, 2025, respectively. There was no allowance for credit losses recorded during the nine months ended September 30, 2026 or 2025. To estimate the allowance for credit losses, the Company evaluates the credit risk related to its customers based on historical loss experience, economic conditions, the aging of receivables, and customer-specific risks.
During the nine months ended September 30, 2026 and 2025, changes in the Company’s deferred revenue balance were as follows (in thousands):

	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
Deferred revenue(1):
Nine Months Ended September 30, 2026	498,996	39,257	(106,041)	432,212
Nine Months Ended September 30, 2025	1,121,886	25,595	(646,125)	501,356
(1)    Deductions from Deferred revenue generally relate to the recognition of revenue once performance obligations on a contract with a customer are met. During the nine months ended September 30, 2026, deductions include $74.9 million related to revenue recognized for R&D transition services that support further regulatory approval and development of the COVID-19 Vaccine (“Sanofi Transition Services”) and supply sales with Sanofi; $21.4 million of Licensing, royalties, and other revenue from other partners; and $9.6 million of Nuvaxovid™ sales. During the nine months ended September 30, 2025, deductions include $555.7 million related to the Canada Advanced Purchase Agreement (“APA”) termination.

As of September 30, 2026, the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied (or partially unsatisfied), excluding amounts related to sales-based royalties and constrained variable consideration, was $0.5 billion, of which $0.4 billion is included in Deferred revenue. Failure to meet regulatory milestones, obtain timely supportive recommendations from governmental advisory committees, or achieve product volume or delivery timing obligations may require the Company to refund portions of upfront and other payments or result in reduced future payments, which could adversely impact the Company’s ability to realize revenue from its unsatisfied performance obligations. The timing and the Company’s ability to fulfill performance obligations related to APAs will depend on the timing of product manufacturing, receipt of marketing authorizations for its updated COVID-19 Vaccine, delivery of doses based on customer demand, and the ability of the customer to request the Company’s updated vaccine under certain of the Company’s APAs. In the first quarter of 2025, the Company received written notice of a $23.0 million claim related to certain performance obligations under an APA agreement with a customer. The Company believes it has fulfilled the requirements related to this matter and is evaluating the merits of the claim. The timing to fulfill performance obligations related to the Sanofi Collaboration and License Agreement (“Sanofi CLA”) will depend on the timing of Sanofi Transition Services and services related to the technology transfer of the existing manufacturing process for the COVID-19 Vaccine Products and Matrix-M® adjuvant (the “Sanofi Technology Transfer”) and delivery of doses and other materials based on Sanofi demand.
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
As of September 30, 2026, the remaining amounts included on the Company’s consolidated balance sheet were $225.0 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80.0 million in Other current liabilities, and $130.0 million in Other non-current liabilities. In addition, the Company and Gavi entered into a security agreement pursuant to which Novavax granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6), which will continue for the deferred payment term of the Gavi Settlement Agreement.
Note 6 – Collaboration, License, and Supply Agreements
As of September 30, 2026, the Company’s material collaborations, license, and supply agreements were as follows:
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
Pursuant to the Sanofi CLA, the Company is eligible to receive development, technology transfer, launch, and sales milestone payments for COVID-19 Vaccine products, COVID-19-Influenza Products (“CIC Products”), and other vaccine products selected by Sanofi that include the Company’s Matrix-M™ adjuvant (“Adjuvant Products”). The Company is also eligible to receive royalty payments on Sanofi’s sales of such licensed products.
The Company is eligible to receive milestone payments totaling up to $350 million in the aggregate with respect to the COVID-19 Vaccine products, of which $75 million due upon completion of the technology transfer of the Company’s manufacturing process for the COVID-19 Vaccine products to Sanofi remains outstanding, and royalty payments in the high teens to low twenties percent on Sanofi’s sales of such licensed products. During the three and nine month period ended September 30, 2026, the Company recognized $6.1 million and $10.3 million of royalties on Sanofi sales of COVID-19 Vaccine products, respectively.
The Company is eligible to receive milestone payments totaling up to $350 million in the aggregate with respect to the CIC Products and this total amount is outstanding. The Company is eligible to receive a $125 million milestone payment upon initiation of a Sanofi CIC Product Phase 3 trial in the US or Europe and a $225 million milestone payment upon a CIC Product-related launch in the US. OIn October 2026, Sanofi dosed the fifth patient in its Phase 3 influenza-COVID-19 combination vaccine trial in the European Union triggering the $125.0 million milestone payment (see Note 18). The Company is eligible to receive royalty payments in the high teens to low twenties percent on Sanofi’s net sales of such licensed products which after royalty reductions, results in an effective royalty rate in the high single digits to sub-teens percentages on net sales of Sanofi’s CIC Products and an effective royalty rate in the mid single digits to sub-teens percentages on net sales of Sanofi’s Other Combination Products.
The Company is also eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and mid-single digit sales royalties for 20 years on Sanofi’s sales of all such licensed products.

In addition, a portion of the technology transfer costs and R&D costs incurred by the Company will be reimbursed by Sanofi in accordance with agreed upon plans and budgets. The Sanofi Transition Services and Sanofi Technology Transfer are recognized in revenue over time using an input method to measure progress by utilizing costs incurred to-date relative to total expected costs. Revenue recognized related to Sanofi Transition Services and Sanofi Technology Transfer for the three and nine month period ended September 30, 2026 was $12.6 million and $93.1 million, respectively. Revenue recognized related to Sanofi Transition Services and Sanofi Technology Transfer for the three and nine month period ended September 30, 2025 was $44.1 million and $108.8 million, respectively. The Company’s consolidated balance sheet as of September 30, 2026 includes an unbilled revenue balance of $2.0 million related to Sanofi Transition Services and Sanofi Technology Transfer. The Company recognized a cumulative catch-up adjustment related to changes in estimates, which resulted in a decrease to revenue of $0.9 million for the three month period and an increase of $14.5 million for the nine month period ended September 30, 2026, respectively. These changes in estimates resulted from changes in total expected costs and changes to estimates of variable consideration from expected cost reimbursements.
The Company recognized an asset for $35.0 million of direct costs incurred to obtain the Sanofi CLA. These costs are amortized to expense over the expected period of the benefit in a manner that is consistent with the transfer of the related goods and services in the Sanofi CLA. The Company recognized $0.6 million and $1.8 million of amortization expense related to the asset in Selling, general, and administrative expense for the three and nine months ended September 30, 2026, respectively. The Company recognized $0.9 million and $2.7 million of amortization expense related to the asset in Selling, general, and administrative expense for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, $0.6 million of these costs remain to be amortized.
Pfizer
In January 2026, the Company entered into a License and Option Agreement with Pfizer Inc. (“Pfizer”) (“Pfizer License Agreement”) for use of the Company’s Matrix-M® adjuvant. Under the terms of the agreement, Pfizer obtained a non-exclusive license for Matrix-M® adjuvant for use with Pfizer's products in up to two disease areas (the “Fields”). The agreement provides for an upfront payment of $30 million. The Company is eligible to receive up to an additional $500 million in milestone payments under the Pfizer License Agreement comprised of: (i) up to $70 million in development milestones for each of the Fields; and (ii) up to $180 million in sales milestones for each of the Fields. In addition to the potential milestone payments, the Company is eligible to receive tiered high mid-single digit percentage royalties on quarterly net sales on a product-by-product country-by-country basis. The term of such royalties would extend from the first commercial sale of such product until the later of (i) 20 years or (ii) the product is no longer covered by a valid patent right.
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
On an annual basis, the Company will receive $2.0 million to compensate it for services provided by the Company under the Amended Takeda CLA. If Takeda receives marketing approval of the COVID-19 Vaccine in that year or such approval is not necessary for such year, the Company will receive an additional $8.0 million annual milestone payment, of which $5.0 million is creditable against royalties owed by Takeda in its fiscal year 2025 or thereafter. The Company is eligible to receive a tiered royalty as a percentage of Takeda’s, its affiliates’, and sublicensees’ total net sales in the mid to high-teen percentages (subject to certain capped royalty reductions), commencing on April 1, 2024 and will continue until the later of (a) 20 years after April 29, 2025, (b) all the Company’s know-how licensed under the Amended Takeda CLA has become publicly available through no fault of Takeda, and (c) the expiration of the last valid claim in the intellectual property rights licensed by the Company to Takeda under the Amended Takeda CLA covering COVID-19 Vaccine in Japan. The transaction price excludes annual milestone payments and annual support payments that are not due in the event that the Amended Takeda CLA is terminated by Takeda after the 18-month notice period. Sales-based royalties and annual milestones relate to the license delivered to Takeda for which the Company will recognize revenue in the period that sales are made or annual milestones are achieved pursuant to the sales-based royalty exception under ASC 606. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.
Serum
The Company previously granted SII exclusive and non-exclusive licenses for the development, co-formulation, filling and finishing, registration, and commercialization of its COVID-19 Vaccine and its CIC vaccine candidate, as well as exclusive and non-exclusive licenses for the development, manufacture, and commercialization of influenza vaccine products and influenza and COVID-19 combination vaccine products, with the exclusive license limited to India and the non-exclusive license covering certain low- and middle-income countries. SII agreed to purchase the Company's Matrix-M® adjuvant and the Company granted SII a non-exclusive license to manufacture the antigen drug substance component of the Company’s COVID-19 Vaccine in SII’s licensed territory solely for use in the manufacture of COVID-19 Vaccine. The Company and SII equally split the revenue from SII’s sale of COVID-19 Vaccine in its licensed territory, net of agreed costs. SII will pay the Company a tiered royalty, ranging from the single digits to the low twenties as a percentage of net sales, from its sale of influenza and influenza/CIC combination vaccine products. In May 2024, the Company and SLS entered into a supply agreement (the “SLS Supply Agreement”) under which SLS agreed to supply the Company with antigen drug substance and finished COVID-19 Vaccine doses. The SLS Supply Agreement includes the general terms and conditions of supply orders between the Company and SLS. The Company and SLS execute firm purchase orders, which include specific quantities to be delivered under the SLS Supply Agreement. The Company agreed to supply SLS with all Matrix-M® adjuvant needed to manufacture finished COVID-19 Vaccine doses. In August 2022, the Company and SII entered into an influenza license agreement under which the Company granted SII licenses to develop, manufacture, and commercialize certain vaccine products including influenza vaccine products and influenza and CIC and is obligated for the purchase up to approximately $34 million of certain raw materials under related agreements with SII. In March 2020, the Company entered into an agreement with SII that granted SII a non-exclusive license for the use of Matrix-M® adjuvant supplied by the Company to develop, manufacture, and commercialize R21/Matrix-M™ (“SII R21 Agreement”), a malaria vaccine created by the Jenner Institute, University of Oxford (“R21/Matrix-M™”). In December 2023, R21/Matrix-M™ received prequalification by the World Health Organization (“WHO”). Under the SII R21 Agreement, SII purchases the Company's Matrix-M® adjuvant for use in development activities at cost and for commercial purposes at a tiered commercial supply price and pays a royalty in the single-to low- double-digit range based on vaccine sales for a period of 15 years after the first commercial sale of the vaccine in each country.

Note 7 – Earnings per Share
Basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss), basic	$(31,376)	$(202,379)	$(94,254)	$422,775
Interest on convertible notes	—	—	—	2,252
Net income (loss), dilutive	(31,376)	(202,379)	(94,254)	425,027
Denominator:
Weighted average number of common shares outstanding, basic	164,924	162,353	164,264	161,811
Effect of dilutive securities	—		—	6,384
Weighted average number of common shares outstanding, dilutive	164,924	162,353	164,264	168,195
Net income (loss) per share:
Basic	$(0.19)	$(1.25)	$(0.57)	$2.61
Diluted	$(0.19)	$(1.25)	$(0.57)	$2.53

Anti-dilutive securities excluded from calculations of diluted net income per share	29,271	29,519	29,659	17,386
Note 8 – Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that sum to the total of such amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$222,455	$240,634
Restricted cash, current	—	10,876
Restricted cash, non-current(1)	4,602	4,542
Cash, cash equivalents, and restricted cash	$227,057	$256,052
(1)Classified as Other non-current assets as of September 30, 2026 and December 31, 2025.
Note 9 – Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$2,463	$2,612
Semi-finished goods	8,024	7,591
Finished goods	8,014	1,342
Total inventory	$18,501	$11,545
Inventory write-downs as a result of excess, obsolescence, expiry, or other reasons, and losses on firm purchase commitments, offset by recoveries of such commitments, are recorded as a component of cost of sales in the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2026, the Company recorded inventory write-downs of $1.6 million and $3.2 million, respectively. During the three and nine months ended September 30, 2026, the Company recognized $2.1 million and $6.3 million losses on firm purchase commitments, respectively. During the three and nine months ended September 30, 2025, the Company recorded $0.5 million and $1.9 million, respectively, of inventory write-downs and losses on firm purchase commitments.
Note 10 – Goodwill
The Company has one reporting unit, which had a negative carrying value as of September 30, 2026 and December 31, 2025. No goodwill impairment was identified for the period ended September 30, 2026. The change in the carrying amounts of goodwill for the nine months ended September 30, 2026 was as follows (in thousands):

Amount
Balance at December 31, 2025	$113,462
Currency translation adjustments	(1,386)
Balance at September 30, 2026	$112,076
Note 11 – Long-Term Debt
Total Long-term debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
5.00% Convertible Senior Notes due 2027	$26,485	$26,485
4.625% Convertible Senior Notes due 2031	225,000	225,000
Credit Agreement due 2031	50,000	—
Unamortized debt issuance costs	(9,526)	(7,272)
Accrued Credit Agreement exit fee	129	—
Total long-term debt	$292,088	$244,213
    As of September 30, 2026 and December 31, 2025, the effective interest rate on the Convertible Senior Notes due 2027 and the Convertible Senior Notes due 2031 were 6.2% and 5.3%, respectively. As of September 30, 2026, the effective interest rate on the Credit Agreement was 11.1%.
The interest expense incurred in connection with Long-term debt consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Coupon interest on Convertible Senior Notes	$2,933	$2,554	$8,799	$6,937
Interest on Credit Agreement	1,109	—	2,624	—
Amortization of debt issuance costs for Convertible Senior Notes	330	402	973	1,287
Amortization and accretion of debt issuance and exit costs for Credit Agreement	200	—	465	—
Total interest expense on long-term debt	$4,572	$2,956	$12,861	$8,224
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
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at a rate per annum equal to the one-month Secured Overnight Financing Rate (“Term SOFR”) plus 5.00%, subject to a Term SOFR floor of 2.00%. As of September 30, 2026, the Credit Agreement interest rate was 8.7%. The term loans mature on March 1, 2031, at which time all outstanding principal and accrued interest are due and payable in full. The Credit Agreement permits voluntary prepayments at any time subject to a prepayment premium equal to 3.00% of the principal prepaid during the first year after closing, 2.00% during the second year, and 1.00% thereafter. The Credit Agreement also requires mandatory prepayments from certain casualty and asset disposition proceeds, in each case subject to customary thresholds and reinvestment provisions. Any repayment of the term loan is subject to a 2.75% exit fee payable on the maturity date or earlier date through voluntary or mandatory prepayment, which is being accrued for over the term of the Credit Agreement.
The Company’s obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the Company’s assets, subject to certain customary exceptions and limitations, and is guaranteed by Novavax NL B.V., a wholly owned subsidiary of the Company organized under the laws of the Netherlands (“Novavax Netherlands”), on a post-closing basis, which guarantee is secured by a first-priority lien on the equity interests of Novavax AB, a wholly owned subsidiary of Novavax Netherlands organized under the laws of Sweden. The Credit Agreement contains customary affirmative and negative covenants, including covenants that, among other things, limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness or liens, make certain investments or acquisitions, make certain restricted payments, enter into affiliate transactions, and dispose of assets, in each case subject to customary exceptions and limitations. The Credit Agreement also includes a financial covenant requiring the Company and its subsidiaries to maintain unrestricted cash of at least $100.0 million at all times. In addition, if the Company borrows any term loans under Term Loan Tranche 2, Term Loan Tranche 3, or Term Loan Tranche 4, then, commencing on the fiscal quarter in which the Company’s unrestricted cash falls below $225.0 million (if any), the Company will be required to maintain minimum trailing twelve month royalty revenue for each fiscal quarter as detailed in the Credit Agreement filed herein. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
The initial Agent, Lenders, and other issuance costs related to Credit Agreement and the funded amount at closing were recorded as a reduction to the term loan on the consolidated balance sheet. The $3.6 million of debt issuance costs incurred is being amortized and recognized as additional interest expense over the five-year contractual term of the Credit Agreement using an effective interest rate of 11.1%.
Note 12 – Stockholders’ Deficit
In August 2023, the Company entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allowed it to issue and sell up to $500 million in gross proceeds of shares of its common stock pursuant to a registration statement on Form S-3 (the “Shelf Registration Statement”), and terminated its then-existing At Market Issuance Sales agreement entered in June 2021. The Shelf Registration Statement expired in February 2026, terminating the August 2023 Sales Agreement. No sales were recorded under the August 2023 Sales Agreement during the nine months ended September 30, 2026, prior to its expiration. No sales were recorded under the August 2023 Sales Agreement during the nine months ended September 30, 2025.

Note 13 – Stock-Based Compensation
Equity Plans
In January 2023, the Company established the 2023 Inducement Plan (the “2023 Inducement Plan”), which provides for the grant of share-based awards to individuals who were not previously employees, or following a bona fide period of non-employment, as an inducement material to such individuals entering into employment with the Company. The Company reserved 1.0 million shares of common stock for grants under the 2023 Inducement Plan. As of September 30, 2026, there were 0.2 million shares available for issuance under the 2023 Inducement Plan.
The Amended and Restated 2015 Stock Incentive Plan, (as previously amended and restated, the “2015 Plan”), was approved at the Company’s annual meeting of stockholders in June 2015. Under the 2015 Plan, equity awards may be granted to officers, directors, employees, and consultants of and advisors to the Company and any present or future subsidiary.

The 2015 Plan authorizes the issuance of up to 36.9 million shares of common stock under equity awards granted under the 2015 Plan. All such shares authorized for issuance under the 2015 Plan have been reserved. The 2015 Plan will expire on April 19, 2034. As of September 30, 2026, there were 12.5 million shares available for issuance under the 2015 Plan.
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
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$226	$367	$656	$1,274
Research and development	2,329	3,491	7,891	11,281
Selling, general, and administrative	5,400	4,691	15,221	15,493
Total stock-based compensation expense	$7,955	$8,549	$23,768	$28,048
During the three and nine months ended September 30, 2026 and 2025 there was no stock-based compensation expense capitalized into inventory.
As of September 30, 2026, there was approximately $55 million of total unrecognized compensation expense related to unvested stock options, RSUs, and the Company’s 2013 Amended and Restated Employee Stock Purchase Plan (as previously amended and restated, the “ESPP”). This unrecognized non-cash compensation expense is expected to be recognized over a weighted-average period of approximately 1.4 years and will be allocated between cost of sales, research and development, and general and administrative expenses accordingly. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.
The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money stock options and SARs) that would have been received by the holders had all stock option and SAR holders exercised their stock options and SARs on September 30, 2026. This amount is subject to change based on changes to the closing price of the Company's common stock. The aggregate intrinsic value of stock options and SARs exercises and vesting of RSUs for the nine months ended September 30, 2026 and 2025 was approximately $27 million and $19 million, respectively.
Stock Options and Stock Appreciation Rights
The following is a summary of stock options and SAR’s activity under the 2023 Inducement Plan and 2015 Plan for the nine months ended September 30, 2026:

	2023 Inducement Plan		2015 Plan
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2026	486,950	$10.45	5,221,997	$18.58
Granted	—	—	2,229,242	9.96
Exercised	(21,383)	9.01	(260,250)	6.78
Canceled	(42,767)	9.01	(616,278)	27.39
Outstanding at September 30, 2026	422,800	$10.67	6,574,711	$15.30
Shares exercisable at September 30, 2026	374,035	$10.75	2,940,135	$23.27

The fair value of stock options granted under the 2023 Inducement Plan and the 2015 Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average Black-Scholes fair value of stock options granted	$—	$4.90	$6.62	$5.60
Risk-free interest rate	—%	3.7%	3.5%-4.3%	3.7%-4.1%
Dividend yield	—%	—%	—%	—%
Volatility	—%	94.6%	89.6%-110.2%	94.6%-121.7%
Expected term (in years)	—	3.5	3.8-6.6	3.5-6.5
The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs outstanding under the 2023 Inducement Plan and 2015 Plan as of September 30, 2026 was $14.6 million and 7.7, respectively. The total aggregate intrinsic value and weighted-average remaining contractual term of stock options and SARs exercisable under the 2023 Inducement Plan and 2015 Plan as of September 30, 2026 was $7.4 million and 6.3, respectively.
Restricted Stock Units
The following is a summary of RSU activity for the nine months ended September 30, 2026:

	2023 Inducement Plan		2015 Plan
	Number of Shares	Per Share Weighted- Average Fair Value	Number of Shares	Per Share Weighted- Average Fair Value
Outstanding and unvested at January 1, 2026	149,843	$10.35	5,891,589	$6.95
Granted	—	—	3,116,110	10.03
Vested	(121,330)	10.66	(2,579,797)	6.67
Forfeited	(28,513)	9.01	(1,067,927)	8.32
Outstanding and unvested at September 30, 2026	—	$—	5,359,975	$8.56
Employee Stock Purchase Plan
The ESPP was approved at the Company’s Annual Meeting of Stockholders in June 2013. The ESPP currently authorizes an aggregate of 3.4 million shares of common stock to be purchased, and the aggregate number of shares will continue to increase 5% on January 1 of each year up to a maximum of 4.8 million shares. The ESPP allows employees to purchase shares of common stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their compensation, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an option period (or, if later, the date during the option period when the employee was first eligible to participate). As of September 30, 2026, there were 1.2 million shares available for issuance under the ESPP.
Note 14 – Income Taxes
The Company evaluates the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Significant pieces of objective evidence evaluated by the Company were the cumulative loss incurred over the three-year period ended September 30, 2026 and that the Company has historically generated pretax losses. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of September 30, 2026, the Company continued to maintain a full valuation allowance against its deferred tax assets, except to the extent Net Operating Losses (“NOLs”) have been used to reduce taxable income.

During the three and nine months ended September 30, 2026 and 2025, the Company recognized income tax expense of $1.7 million and a benefit of $0.7 million, and $4.4 million and $1.5 million, respectively, which consists of federal, state, and foreign income tax and foreign withholding tax expense.
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
Note 16 – Restructuring
During the three and nine months ended September 30, 2026, the Company continued its global restructuring and cost reduction efforts that were initially announced in May 2023 (the 2023 plan combined with subsequent cost reduction plans are collectively referred to as the “Restructuring Plan”).
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
As of September 30, 2026, the Company continues to evaluate its real estate portfolio and other long-lived assets to optimize its footprint, reduce costs, and align its physical spaces with business needs. Changes in the planned usage of the Company’s facilities could potentially impact the recoverability of the underlying right of use assets, leasehold improvements and equipment. While no triggering events have occurred as of September 30, 2026, the Company continues to evaluate options and will perform impairment tests if such indicators arise in future periods.
Other restructuring charges under the Restructuring Plan recorded by the Company consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Severance and employee benefit costs	$2,957	$347	10,022	5,070
Impairment of long-lived assets	150	1,230	2,524	1,578
Total other restructuring charges (1)	$3,107	$1,577	$12,546	$6,648
(1)    Restructuring charges of $2.6 million and $0.5 million are included in Research and development and Selling, general, and administrative expenses, respectively, for the three months ended September 30, 2026, and restructuring charges of $1.5 million and $0.1 million are included in Research and development and Selling, general, and administrative expenses, respectively, for the three months ended September 30, 2025. Restructuring charges of $9.4 million and $3.2 million are included in Research and development and Selling, general, and administrative expenses, respectively, for the nine months ended September 30, 2026, and restructuring charges of $3.1 million and $3.6 million are included in Research and development and Selling, general, and administrative expenses, respectively, for the nine months ended September 30, 2025.
Severance and employee benefit costs
Employees affected by reductions in force under the Restructuring Plan are entitled to receive severance payments and certain termination benefits. The following table summarizes the activity within the accrued severance and employee benefits liability, which is included in Accrued expenses in the Company’s consolidated balance sheets as of September 30, 2026 (in thousands):

Amount
Balance at December 31, 2025	$670
Severance and employee benefit costs	10,022
Cash payments	(10,176)
Balance at September 30, 2026	$516
Impairment of long-lived assets
In connection with the Restructuring Plan, the Company performed an impairment evaluation of its applicable long-lived assets, which is subject to judgment and actual results may vary from the estimates, resulting in potential future adjustments to amounts recorded. During the three and nine months ended September 30, 2026, the Company recorded impairment charges of $0.2 million and $2.5 million, respectively, related to the impairment of laboratory equipment and leasehold improvement. During the three and nine months ended September 30, 2025, the Company recorded an impairment charge of $1.2 million and $1.6 million, respectively, related to the impairment of a right of use asset for a facility lease.
Note 17 – Segment Reporting
The Company manages its business as one reportable operating segment, encompassing in-house early-stage R&D to build a pipeline of high-value assets using its proven technology along with seeking to enter into partnerships to drive value creation for its assets. The Company has determined its reportable operating segment based on the management approach, which considers the internal organization and reporting used by the Company’s chief operating decision-maker (“CODM”) to make decisions about allocating resources and assessing the Company’s performance. The Company’s CODM uses consolidated single-segment net income (loss) as reported in the Consolidated Statements of Operations to evaluate performance, forecast future period financial results, allocate resources, and set incentive targets.
The table below summarizes the significant expense categories regularly reviewed by the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$68,298	$70,445	$264,510	$976,340
Cost of sales	23,488	21,496	68,429	50,936
Research and development expenses:
Direct COVID-19 Vaccine(1)	8,270	26,534	62,598	55,358
Direct CIC and influenza vaccines(1)	(1,169)	12,987	2,387	32,607
Direct other vaccine development programs(1)	4,955	1,214	10,348	2,213
Employee and benefit expenses	30,165	35,270	99,040	111,330
Facility and other research and development expenses(2)	10,225	22,269	44,238	64,936
Selling, general, and administrative expense	23,645	31,655	79,087	123,357
Other segment income (expense)(3)	(95)	(121,399)	7,363	(112,828)
Net income (loss)	(31,376)	(202,379)	(94,254)	422,775
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

(3)     Other segment income (expense) includes impairment of assets held for sale, interest expense, loss on debt extinguishment, other income, net, and income tax expense (benefit).

Total revenue by the Company’s customer’s or collaboration partner’s geographic location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$36,929	$56,776	$171,459	$294,369
Canada	—	—	—	575,670
Europe	2,015	655	23,279	12,367
Rest of the world	29,354	13,014	69,772	93,934
Total revenue	$68,298	$70,445	$264,510	$976,340
Total long-lived assets of the Company by geographic location were as follows (in thousands):

	September 30, 2026	December 31, 2025
United States	$48,964	$60,682
Europe	5,613	7,015
Total long-lived assets	$54,577	$67,697

Note 18 - Subsequent Events
On October 28, 2026, Sanofi dosed the fifth patient in its Phase 3 influenza-COVID-19 combination vaccine trial in the European Union, utilizing the Company’s COVID-19 component. Dosing of the fifth patient has triggered a $125.0 million milestone payment from Sanofi under the Company’s CLA with Sanofi. The Company anticipates receipt of payment by the first quarter of 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in the discussion below and elsewhere in this Quarterly Report about expectations, beliefs, plans, objectives, assumptions, or future events or performance of Novavax, Inc. (“Novavax,” together with its wholly owned subsidiaries, the “Company,” “we,” or “us”) are not historical facts and are forward-looking statements. Such forward-looking statements include, without limitation, statements about our capabilities, goals, expectations regarding future revenue and expense levels, and capital raising activities; our corporate growth strategy and key value drivers; our technology platform; our COVID-19 Vaccine (which includes “Nuvaxovid™”); our operating plans and prospects, including our ability to continue as a going concern through the next 12 months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q; our global restructuring and cost reduction plan as defined in Note 16 to our consolidated financial statements (“Restructuring Plan”), our cash flow forecast and projected revenue, including potential royalties and milestones pursuant to the Sanofi CLA (as defined below) and Pfizer License Agreement (as defined below); potential market sizes and demand for our products and product candidates; the efficacy, safety, and intended utilization of our products and product candidates; the development of our clinical-stage product candidates and our recombinant vaccine and adjuvant technologies; the development of our preclinical product candidates; our research and development investment strategy; the potential expansion of our pipeline beyond infectious diseases into other therapeutic areas; our expectations related to enrollment in our clinical trials; the conduct, timing, and potential results from clinical trials and other preclinical studies; plans for and potential timing of regulatory filings; our expectation of manufacturing capacity, timing, production, distribution, and delivery for our COVID-19 Vaccine by us and our partners; our expectations with respect to the anticipated ongoing development and commercialization or licensure of the COVID-19 Vaccine; our expectations with respect to the anticipated ongoing development of COVID-19 variant strain-containing formulations, including our COVID-19-Influenza Combination (“CIC”) vaccine candidate and our stand-alone influenza vaccine candidate; our partnership efforts for our CIC vaccine candidate and stand-alone influenza vaccine candidate to advance towards a Biologics License Application (“BLA”) filing and commercialization; the expected timing, content, and outcomes of regulatory actions; funding under our advance purchase agreements ("APAs") and supply agreements and amendments to, termination of, discussion regarding, or legal disputes relating to any such agreement; our available cash resources and usage and the availability of financing generally; plans regarding partnering activities and business development initiatives; and other matters referenced herein. Generally, forward-looking statements can be identified through the use of words or phrases such as “believe,” “may,” “could,” “will,” “would,” “possible,” “can,” “estimate,” “continue,” “ongoing,” “consider,” “anticipate,” “intend,” “seek,” “plan,” “project,” “expect,” “should,” “would,” “aim,” or “assume,” the negative of these terms, or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs and expectations about the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Forward-looking statements involve estimates, assumptions, risks, and uncertainties that could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, and, therefore, you should not place considerable reliance on any such forward-looking statements. Such risks and uncertainties include, without limitation, our partners’ ability to successfully and timely obtain and maintain full U.S. FDA licensure or foreign regulatory approvals necessary to manufacture, market, distribute, or deliver, as applicable, our COVID-19 Vaccine; the impact of delays in obtaining regulatory approval, including regulatory decisions impacting labeling, approval or authorization, including the scope of the indicated population, product dosage, manufacturing processes, shelf life, safety, for our product candidates; our ability to obtain adequate additional funding to maintain our current level of operations and fund the further development of our vaccine candidates; challenges related to our partnership with Sanofi;challenges pursuing additional partnership opportunities; challenges satisfying, alone or together with partners, various safety, efficacy, and product characterization requirements, including those related to process qualification, assay validation, and stability testing, necessary to satisfy applicable regulatory authorities; challenges or delays in conducting clinical trials or studies for our product candidates; manufacturing, distribution or export delays or challenges; our substantial dependence on Serum Institute of India Pvt. Ltd. (“SII”) and Serum Life Sciences Limited (“SLS” and together with SII, “Serum”) for co-formulation and filling our COVID-19 Vaccine and the impact of any delays or disruptions in their operations; the impact of potential legislative, regulatory, or policy changes under the current presidential administration, including any adverse impact funding for vaccine research and development, reimbursement for vaccines and their administration, vaccine mandates and recommendations, and public perception of vaccine importance; uncertainty with respect to pricing, third-party reimbursement and healthcare reform; uncertainty in the regulatory pathway for our COVID-19 Vaccine; the impact of any new or changes in interpretations of existing trade measures, including tariffs, embargoes, sanctions, import restrictions, and export licensing requirements;

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
Overview
Novavax tackles some of the world’s most significant health challenges with its scientific expertise in vaccines and its proven technology platform, including its Matrix-M® adjuvant and protein-based nanoparticles. Our growth strategy focuses on maximizing the impact of our technology by forging strategic partnerships for our Matrix-M® adjuvant and research and development (“R&D”) assets.

Our technology platform combined with our deep vaccine expertise, is the fuel for innovation and partnerships and we believe it has the potential to create significant near- and long-term value. Our proprietary Matrix-M® adjuvant, when added to vaccines, has been shown to help induce a strong and long-lasting immune response. Our recombinant protein-based nanoparticle technology has been shown to be highly immunogenic. When combined, we believe that our technology platform can induce potent, durable, and broad immune responses, with the potential to be antigen-sparing. Our Matrix-M® adjuvant can increase both antibody and cell-mediated immune responses to a vaccine and it has demonstrated a favorable tolerability profile in clinical trials. Our technology platform is used in our COVID-19 Vaccine and the R21/Matrix-M™ malaria vaccine, a malaria vaccine developed by our partners, SII and the Jenner Institute, University of Oxford (“R21/Matrix-M™ malaria vaccine”).
Additionally, we are advancing our early-stage pipeline with a focus on potential high-value assets in areas with unmet medical need, compelling scientific rationale, and strong commercial opportunity to expand the utility of our Matrix technology platform.
Additionally, we provide our Matrix-M® adjuvant for use in various programs in preclinical and clinical stage, as well as preclinical investigations. Our Matrix-M® adjuvant is being explored under our Collaboration and License Agreement with Sanofi Pasteur Inc. (“Sanofi”) (“Sanofi CLA”) and our License and Option Agreement with Pfizer Inc. (“Pfizer”) (“Pfizer License Agreement”), as well as under multiple material transfer agreements with both global pharmaceutical companies and biotechs for exploration of Matrix-M® adjuvant used as a potential advancement in their pipelines, including preclinical collaborations in oncology.
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

We continue to pursue partnership opportunities for use of our Matrix-M® adjuvant in other manufacturers’ pipelines. We currently have multiple partnerships and material transfer agreements in place for our Matrix-M® adjuvant with multiple pharmaceutical and innovative biotechnology companies. In May 2024, pursuant to the Sanofi CLA, Sanofi received a non-exclusive license to develop and commercialize other vaccine products that include our Matrix-M® adjuvant. In January 2026, we entered into the Pfizer License Agreement for use of Matrix-M® adjuvant in up to two infectious disease areas. Our material transfer agreements allow collaborators to evaluate Matrix-M® in preclinical studies across a range of potential applications in infectious disease and oncology. Over time, material transfer agreement (“MTA”) collaborations may lead to expanded access for additional fields or to license agreements.

In August 2026, our partners received approvals for the Nuvaxovid™ formulation targeting the SARS-CoV-2 XFG variant for the 2026–2027 vaccination season in major markets, including the United States, the European Union and Japan. These approvals position us to continue earning royalties on our partners’ net sales of Nuvaxovid™ in these markets this season.

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

Commercial Products
Pursuant to the Sanofi CLA, Sanofi leads Nuvaxovid™ commercial activities across most major markets, including the United States, the European Union, and other select international markets. Takeda Pharmaceutical Company Limited (“Takeda”) leads commercial activities of Nuvaxovid™ in Japan under our collaboration and exclusive license agreement, as amended with Takeda (“Amended Takeda CLA”). In addition, our Matrix-M® adjuvant is a component of the R21/Matrix-M™ malaria vaccine, which was developed by the University of Oxford and is manufactured and commercialized by SII, and we supply Matrix-M® adjuvant to Serum Institute for use in the vaccine. We are also subject to certain remaining obligations under APAs with several countries.

Novavax Pipeline Programs

We are advancing our pipeline programs with a focus on potential high-value assets in areas with unmet medical need, compelling scientific rationale, and strong commercial opportunity. Development and advancement of our in-house pipeline leverages our core expertise and experience in respiratory and infectious disease vaccines. We are exploring new opportunities for our technology platform, including whether it may have utility beyond infectious disease, including in oncology.

Additionally, we intend to continue developing our early-stage pipeline programs using a disciplined and capital-efficient approach. Our R&D investment strategy seeks to place targeted investments on the programs with the highest potential value, both within infectious disease and beyond, with the intent of partnering these programs earlier in the development process, while maintaining the flexibility to advance internal assets when strategically advantageous. In 2026, our Clostridioides difficile colitis vaccine candidate was prioritized as the potential next asset to enter the clinic as early as 2027 from our early-stage pipeline. In addition, the preliminary preclinical data generated on our varicella-zoster virus (shingles) and respiratory syncytial virus early-stage assets were positive and will inform our future antigen design and adjuvant work.

Partner Pipeline Programs

In addition to our own pipeline programs, we have several ongoing partnerships.

Under our Sanofi CLA, we have provided a sole license to Sanofi for the independent development of a COVID-19 and influenza combination product using our COVID-19 Vaccine in combination with two of Sanofi’s separately marketed influenza vaccines, Fluzone High-Dose and Flublok. These two combination vaccine candidates were granted Fast Track designation by the U.S. FDA in December 2024 to prevent influenza and COVID-19 infections in individuals aged 50 and older. In October 2025, Sanofi reported positive Phase 1/2 results with their combination vaccine candidates and has been engaging with regulatory authorities on next steps. Sanofi also has a non-exclusive license to develop and commercialize combination products containing both our COVID-19 Vaccine and one or more non-influenza vaccines, and a non-exclusive license to develop and commercialize other vaccine products selected by Sanofi that include our Matrix-M® adjuvant.

In September 2025, we amended the Sanofi CLA to expand Sanofi's license to include use of Novavax's Matrix-M® adjuvant in Sanofi's pandemic influenza vaccine candidate program. Sanofi received funding from the Biomedical Advanced Research and Development Authority within the Administration for Strategic Preparedness and Response, part of the U.S. Department of Health and Human Services, for early-stage work on this vaccine candidate including the Matrix-M® adjuvant. In July 2026, Sanofi’s H5 pandemic influenza vaccine candidate advanced into clinical development and was granted Fast Track designation by the U.S. FDA.

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

Novavax now has license agreements and/or MTA collaborations with top global pharmaceutical companies and innovative biotech companies to evaluate our technology platform across infectious diseases and oncology.

Coronavirus Vaccine Clinical Development
We continue to evaluate vaccine safety, immunogenicity, and effectiveness through collaborative studies.

Phase 4 Postmarketing Commitments
In May 2025, we announced that the U.S. FDA, as a part of its BLA approval of Nuvaxovid™, requested that we conduct as one of our postmarketing commitments (“PMCs”) a Phase 4 prospective, randomized, double-blinded, placebo-controlled efficacy and safety trial in individuals aged 50 through 64 without high-risk conditions for severe COVID-19. Although the BLA has since been transferred to Sanofi, we were conducting the PMC trial on behalf of Sanofi which agreed to reimburse us for 70% of the PMC costs, capped at agreed upon cost estimates.  We updated our total expected costs and the amounts of variable consideration for research and development transition services that support further regulatory approval and development of the COVID-19 Vaccine (“Sanofi Transition Services”) to reflect the release of the PMC. Revenue related to the PMC was recognized in Licensing, royalties, and other revenue over time using an input method, consistent with Sanofi Transition Services.

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

Malaria

Malaria is a life-threatening disease caused by a parasite that infects mosquitoes and is subsequently transmitted to humans. According to the 2025 WHO World Malaria Report, in 2024, there were an estimated 282 million malaria cases and 610,000 malaria-related deaths worldwide. We believe malaria has the potential to be preventable through our partner-led R21/Matrix-M™ malaria vaccine, with the first doses distributed and administered across the African region in 2024 after having received authorization in 2023 in several countries and prequalification by the WHO.

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

In July 2024, first commercial doses of R21/Matrix-M™ malaria vaccine were administered to children in Cote d’Ivoire and South Sudan. As of September 2026, over 40 million doses of R21/Matrix-M™ malaria vaccine have been distributed and are available in 25 countries.
Business Highlights
Third Quarter 2026 and Recent Highlights

•In October 2026, we earned a $125 million milestone payment with the initiation of Sanofi’s Phase 3 influenza-COVID-19 combination vaccine trial in Europe
◦Sanofi confirmed to us their intent to initiate a U.S. Phase 3 CIC trial in 2027 to support U.S. approval. We are eligible to receive an additional milestone of $225 million upon a U.S. commercial launch of a CIC vaccine following successful completion by Sanofi of clinical and U.S. FDA regulatory requirements.
•Manufacturing technology transfer to Sanofi for Nuvaxovid™ is expected to be completed in mid-2027, which would trigger a $75 million milestone payment to us.
•In August 2026, our commercial partners received approvals for the XFG-adapted Nuvaxovid formulation in major markets, including the U.S., the EU and Japan.
•Sanofi initiated commercial activities for the 2026–2027 COVID-19 vaccination season in the U.S. and select international markets.
•Takeda initiated commercial activities for the 2026–2027 COVID-19 vaccination season in Japan.
•Our differentiated C. difficile (C. diff) vaccine program is on track to advance into the clinic as early as 2027.

Sales of Common Stock
In August 2023, we entered into an At Market Issuance Sales Agreement (the “August 2023 Sales Agreement”), which allowed us to issue and sell up to $500 million in gross proceeds of shares of our common stock pursuant to a registration statement on Form S-3 (the “Shelf Registration Statement”), and terminated our then-existing At Market Issuance Sales Agreement entered in June 2021. The Shelf Registration Statement expired in February 2026, terminating the August 2023 At-the-Market Sales Agreement. No sales were recorded under the August 2023 Sales Agreement since the second quarter of 2024.
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
Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
	2026	2025	Change
Revenue (in thousands):
Product sales	$25,693	$13,442	$12,251
Licensing, royalties, and other	42,605	57,003	(14,398)
Total revenue	$68,298	$70,445	$(2,147)
Revenue for the three months ended September 30, 2026 was $68.3 million as compared to $70.4 million for the same period in 2025, a decrease of $2.1 million. Revenue for the three months ended September 30, 2026 was primarily comprised of revenue from commercial supply sales of COVID-19 Vaccine, royalty revenue, transition services and technology transfer under the Sanofi CLA, and revenue from the supply of adjuvant and other materials. Revenue for the three months ended September 30, 2025 was primarily comprised of licensing revenue from transition services and technology transfer and commercial supply sales of COVID-19 Vaccine and royalty revenue under the Sanofi CLA and milestone and royalty revenue with Takeda.
Product sales
Product sales for the three months ended September 30, 2026 were $25.7 million as compared to $13.4 million for the same period in 2025, an increase of $12.3 million. Our Product sales related to commercial supply sales of our COVID-19 Vaccine, and revenue from the supply of adjuvant and other materials.
The categories of Product sales were as follows:

	Three Months Ended September 30,
	2026	2025	Change
Product sales (in thousands)
NuvaxovidTM sales(1)	$—	$(332)	$332
Supply sales(2)	25,693	13,774	11,919
Total Product sales	$25,693	$13,442	$12,251
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
Licensing, royalties, and other
Licensing, royalties, and other revenue during the three months ended September 30, 2026 was $42.6 million as compared to $57.0 million during the same period in 2025, a decrease of $14.4 million. The decrease was primarily due to a decrease in licensing revenue under the Sanofi CLA.
Licensing, royalties, and other revenue were comprised of the following:

	Three Months Ended September 30,
	2026	2025	Change
Licensing, royalties, and other (in thousands)
Sanofi	$18,779	$48,294	$(29,515)
Takeda	7,359	6,445	914
Serum	5,341	2,264	3,077
Other partners(1)	11,126	$—	11,126
Total licensing, royalties, and other revenue	$42,605	$57,003	$(14,398)
(1)Other partners revenue includes royalties, license fees, and other revenue associated with agreements with other partners such as SK bioscience, Co., Ltd.
Sanofi licensing, royalties, and other revenue were comprised of the following:

	Three Months Ended September 30,
	2026	2025	Change
Sanofi licensing, royalties, and other revenue (in thousands)
Licensing:
Milestones	$—	$—	$—
Royalties	6,145	4,196	1,949
Transition services and technology transfer:
Upfront fee amortization(1)	6,175	(1,083)	7,258
Milestones amortization(1)	2,677	(645)	3,322
Cost reimbursements	3,782	45,826	(42,044)
Total Sanofi licensing, royalties, and other revenue	$18,779	$48,294	$(29,515)

(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to a portion of the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time. During the three months ended September 30, 2026, we recognized a decrease of $0.9 million in the estimate of cumulative revenue recognized for the Sanofi Transition Services performance obligation to reflect changes in total expected costs and estimated variable consideration from expected cost reimbursements, primarily as a result of the release of the PMC.
Takeda licensing, royalties, and other revenue were comprised of the following (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Takeda licensing, royalties, and other revenue
Licensing:
Milestones	$4,717	$4,717	$—
Royalties	2,489	1,456	1,033
Support services	153	272	(119)
Total Takeda licensing, royalties, and other revenue	$7,359	$6,445	$914

Expenses

	Three Months Ended September 30,
	2026	2025	Change
Expenses (in thousands):
Cost of sales	$23,488	$21,496	$1,992
Research and development	52,446	98,274	(45,828)
Selling, general, and administrative	23,645	31,655	(8,010)
Impairment of assets held for sale	—	97,038	(97,038)
Total expenses	$99,579	$248,463	$(148,884)
Cost of Sales
Cost of sales was $23.5 million for the three months ended September 30, 2026 including $2.1 million related to losses on firm purchase commitments, $1.1 million related to unutilized manufacturing capacity, and $1.6 million related to excess, obsolete, or expired inventory. Cost of sales was $21.5 million for the three months ended September 30, 2025, including expenses of $0.5 million related to excess, obsolete, or expired inventory and losses on firm purchase commitments, $1.8 million right of use (“ROU”) asset impairment charges for contract manufacturing organization (“CMO”) manufacturing capacity of excess quantities, and $3.5 million related to unutilized manufacturing capacity. The increase in cost of sales of $2.0 million was mainly driven by an increase in commercial supply sales of COVID-19 Vaccine, adjuvant sales, and other material sales to our partners. The cost of sales as a percentage of Product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.

Research and Development Expenses
Research and development expenses were $52.4 million for the three months ended September 30, 2026 as compared to $98.3 million for the three months ended September 30, 2025, a decrease of $45.8 million. The decrease was primarily due to cost containment measures to reduce our operating spend, as summarized in the table below:

	Three Months Ended September 30,
	2026	2025
Research and Development Expenses (in thousands):
COVID-19 Vaccine	$8,270	$26,534
CIC and influenza vaccines	(1,169)	12,987
Other vaccine development programs	4,955	1,214
Total direct external research and development expense	12,056	40,735
Employee expenses	27,836	31,779
Stock-based compensation expense	2,329	3,491
Facility expenses	5,872	14,568
Other expenses	4,353	7,701
Total research and development expenses	$52,446	$98,274
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $23.6 million for the three months ended September 30, 2026 as compared to $31.7 million for the same period in 2025, a decrease of $8.0 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend, including a reduction in our global commercial footprint and administrative infrastructure.
Impairment of assets held for sale

During the three months ended September 30, 2025, we classified our corporate headquarters facility at 700 Quince Orchard, Gaithersburg, Maryland (“700QO”) , together with certain related property and equipment and land parcel adjacent to the facility (collectively referred to as the "Disposal Group"), as held for sale. The carrying value of the Disposal Group was determined to be greater than its fair value less costs to sell and, consequently, an impairment loss of $97 million was recognized during the three months ended September 30, 2025, and recorded in Impairment of assets held for sale in the Consolidated Statements of Operations. In October 2025, we entered into a definitive agreement to sell the Disposal Group (see Note 16 to our unaudited consolidated financial statements).
Other Income, Net

	Three Months Ended September 30,
	2026	2025	Change
Other income (expense), net (in thousands):
Interest expense	$(5,401)	$(5,482)	$81
Loss on debt extinguishment	—	(28,714)	28,714
Other income, net	7,028	9,178	(2,150)
Total other income (expense), net	$1,627	$(25,018)	$26,645
Total other income, net was $1.6 million of income for the three months ended September 30, 2026 as compared to $25.0 million of expense for the same period in 2025. The increase in other income, net is primarily due to a $28.7 million loss on debt extinguishment recorded in the three months ended September 30, 2025.

Income Tax Expense update
During the three months ended September 30, 2026, we recognized income tax expense of $1.7 million related to foreign income taxes and foreign withholding tax expense. During the three months ended September 30, 2025, we recognized income tax benefit of $0.7 million related to federal, state, and foreign income taxes, and foreign withholding taxes.
Net Income (Loss)

	Three Months Ended September 30,
	2026	2025	Change
Net Loss (in thousands, except per share information):
Net loss	$(31,376)	$(202,379)	$171,003
Net loss per share, basic	$(0.19)	$(1.25)	$1.06
Net loss) per share, diluted	$(0.19)	$(1.25)	$1.06
Weighted average shares outstanding, basic	164,924	162,353	2,571
Weighted average shares outstanding, diluted	164,924	162,353	2,571
Net loss for the three months ended September 30, 2026 was $31.4 million, or $0.19 per share, basic and diluted, as compared to a net loss of $202.4 million, or $1.25 per share, basic and diluted, for the same period in 2025. The decrease in net income (loss) during the three months ended September 30, 2026, was primarily due to a reduction in cost.
The increase in weighted average shares outstanding for the three months ended September 30, 2026, was primarily a result of common stock issued under our incentive programs.
Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,
	2026	2025	Change
Revenue (in thousands):
Product sales	$86,747	$645,844	$(559,097)
Licensing, royalties, and other	177,763	330,496	(152,733)
Total revenue	$264,510	$976,340	$(711,830)
Revenue for the nine months ended September 30, 2026 was $264.5 million as compared to $976.3 million for the same period in 2025, a decrease of $711.8 million. Revenue for the nine months ended September 30, 2026 was primarily comprised of revenue from transition services and technology transfer under the Sanofi CLA, royalty revenue with Sanofi and Serum, licensing revenue under the Pfizer License Agreement, commercial supply sales of COVID-19 Vaccine and the supply of adjuvant and other materials. Revenue for the nine months ended September 30, 2025 was primarily comprised of revenue from the termination of our APAs with Canada (“Canada APA”) and New Zealand (“New Zealand APA”) of $575.7 million and $27.3 million, respectively, licensing revenue from the achievement of milestones under the Sanofi CLA and revenue from transition services and technology transfer under the Sanofi CLA, and licensing and royalty revenue with Takeda. The decrease in revenue is primarily due to nonrecurring Product sales from the termination of our Canada and New Zealand APAs and a decrease in Licensing, royalties, and other revenue from the Sanofi CLA and the Amended Takeda CLA, partially offset by revenue under the Pfizer License Agreement.
Product sales
Product sales for the nine months ended September 30, 2026 were $86.7 million as compared to $645.8 million for the same period in 2025, a decrease of $559.1 million. Our Product sales related to revenue from Nuvaxovid™ sales, which commenced in 2022, commercial supply sales of COVID-19 Vaccine, revenue from supply of adjuvant and other products, and the termination of our Canada and New Zealand APAs. We transitioned the commercial lead for sales and distribution of our COVID-19 Vaccine to Sanofi resulting in a decrease in NuvaxovidTM sales and an increase in supply sales.
The categories of Product sales were as follows:

	Nine Months Ended September 30,
	2026	2025	Change
Product sales (in thousands)
Nuvaxovid™ sales(1)	$9,558	$605,599	$(596,041)
Supply sales(2)	77,189	40,245	36,944
Total Product sales	$86,747	$645,844	$(559,097)
(1)     Nuvaxovid™ sales are sales of our COVID-19 Vaccine associated with APAs with various governments globally and commercial markets, where we are the commercial lead for sales and distribution, made through pharmaceutical wholesale distributors. During the nine months ended September 30, 2025, Nuvaxovid sales include excess gross-to-net deductions primarily due to updates to estimated product returns.
(2)    Supply sales include commercial sales of COVID-19 Vaccine, adjuvant sales, and sale of other materials to our partners.

Licensing, royalties, and other
Licensing, royalties, and other revenue during the nine months ended September 30, 2026 was $177.8 million as compared to $330.5 million during the same period in 2025, a decrease of $152.7 million. The decrease was primarily due to a decrease in revenue under the Sanofi CLA and with Takeda, partially offset by an increase in revenue from other partners, including licensing revenue under the Pfizer License Agreement and royalty revenue from Serum.
Licensing, royalties, and other revenue were comprised of the following:

	Nine Months Ended September 30,
	2026	2025	Change
Licensing, royalties, and other (in thousands)
Sanofi	$103,445	$288,027	$(184,582)
Pfizer	30,000	—	30,000
Takeda	8,309	33,657	(25,348)
Serum	14,530	8,812	5,718
Other partners(1)	21,479	—	21,479
Total licensing, royalties, and other revenue	$177,763	$330,496	$(152,733)
(1)Other partners revenue includes royalties and license fees associated with agreements with other partners such as SK bioscience, Co., Ltd.
Sanofi licensing, royalties, and other revenue were comprised of the following:

	Nine Months Ended September 30,
	2026	2025	Change
Sanofi licensing, royalties, and other revenue (in thousands)
Licensing:
Milestones	$—	$175,000	$(175,000)
Royalties	10,340	4,196	6,144
Transition services and technology transfer:
Upfront fee amortization(1)	27,009	31,097	(4,088)
Milestones amortization(1)	11,990	14,163	(2,173)
Cost reimbursements	54,106	63,571	(9,465)
Total Sanofi licensing, royalties, and other revenue	$103,445	$288,027	$(184,582)
(1)Upfront fee amortization and Milestones amortization represent revenue recognized during the period related to a portion of the $500 million upfront payment and the $50 million milestone for database lock of an existing Phase 2/3 clinical trial in 2024 that were deferred upon achievement and are recognized in revenue over time. During the nine months ended September 30, 2026, we recognized an increase in the estimate of cumulative revenue recognized for the Sanofi Transition Services performance obligation of $14.5 million as a result of changes in total expected costs and changes to estimates of variable consideration from expected cost reimbursements.
Takeda licensing, royalties, and other revenue were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Takeda licensing, royalties, and other revenue
Licensing:
Upfront fee(1)	$—	$18,500	$(18,500)
Milestones	4,717	8,151	(3,434)
Royalties	3,100	6,456	(3,356)
Support services	492	550	(58)
Tota Total Takeda licensing, royalties, and other revenue	$8,309	$33,657	$(25,348)
(1)Upfront fee includes $14.5 million of nonrefundable upfront payments associated with the Amended Takeda CLA and $4.0 million of previously unrecognized consideration from the Original Takeda CLA.

Expenses

	Nine Months Ended September 30,
	2026	2025	Change
Expenses (in thousands):
Cost of sales	$68,429	$50,936	$17,493
Research and development	218,611	266,444	(47,833)
Selling, general, and administrative	79,087	123,357	(44,270)
Impairment of assets held for sale	—	97,038	(97,038)
Total expenses	$366,127	$537,775	$(171,648)

Cost of Sales
Cost of sales was $68.4 million for the nine months ended September 30, 2026, including expenses of $6.3 million related to losses on firm purchase commitments; $4.3 million related to unutilized manufacturing capacity, $2.3 million right of use asset impairment charges for CMO manufacturing capacity of excess quantities, and $3.2 million related to excess, obsolete, or expired inventory. Cost of sales was $50.9 million for the nine months ended September 30, 2025, including expenses of $1.9 million related to excess, obsolete, or expired inventory and $1.8 million ROU asset impairment charges for CMO manufacturing capacity of excess quantities, and $7.0 million related to unutilized manufacturing capacity. The increase in cost of sales of $17.5 million was mainly driven by an increase in commercial supply sales of COVID-19 Vaccine, adjuvant sales, and other material sales to our partners. The cost of sales as a percentage of Product sales may fluctuate in the future as a result of changes to our customer pricing mix or standard costs.
Research and Development Expenses
Research and development expenses decreased to $218.6 million for the nine months ended September 30, 2026 from $266.4 million for the same period in 2025, a decrease of $47.8 million. The decrease was primarily due to cost containment measures to reduce our operating spend, as summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Coronavirus vaccines	$62,598	$55,358
CIC and influenza vaccines	2,387	32,607
Other vaccine development programs	10,348	2,213
Total direct external research and development expense	75,333	90,178
Employee expenses	91,149	100,049
Stock-based compensation expense	7,891	11,281
Facility expenses	25,562	40,380
Other expenses	18,676	24,556
Total research and development expenses	$218,611	$266,444
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased to $79.1 million for the nine months ended September 30, 2026 from $123.4 million for the same period in 2025, a decrease of $44.3 million. The decrease in selling, general, and administrative expenses is primarily due to certain cost containment measures to reduce our operating spend, including a reduction in our global commercial footprint and administrative infrastructure.
Impairment of assets held for sale
During the nine months ended September 30, 2025, we classified the Disposal Group as held for sale. The carrying value of the Disposal Group was determined to be greater than its fair value less costs to sell and, consequently, an impairment loss of $97 million was recognized during the nine months ended September 30, 2025, and recorded in Impairment of assets held for sale in the Consolidated Statements of Operations. In October 2025, the Company entered into a definitive agreement to sell the Disposal Group (see Note 16 to our unaudited consolidated financial statements).
Other Income (Expense)

	Nine Months Ended September 30,
	2026	2025	Change
Other income (expense), net (in thousands):
Interest expense	$(15,991)	$(16,723)	$732
Loss on debt extinguishment	—	(28,714)	28,714
Other income	27,772	31,136	(3,364)
Total other income (expense), net	$11,781	$(14,301)	$26,082

Total other income (expense), net for the nine months ended September 30, 2026 was $11.8 million of income as compared to $14.3 million of expense for the same period in 2025, an increase of $26.1 million. The increase in other income (expense), net is primarily due to a $28.7 million loss on debt extinguishment in 2025.
Income Tax Expense update
During the nine months ended September 30, 2026, we recognized an income tax expense of $4.4 million related to foreign income taxes and foreign withholding taxes. During the nine months ended September 30, 2025, we recognized an income tax expense of $1.5 million related to federal, state, and foreign income taxes and foreign withholding taxes.
Net Income (Loss)

	Nine Months Ended September 30,
	2026	2025	Change
Net Income (Loss) (in thousands, except per share information):
Net income (loss)	$(94,254)	$422,775	$(517,029)
Net income (loss) per share, basic	$(0.57)	$2.61	$(3.18)
Net income (loss) per share, diluted	$(0.57)	$2.53	$(3.10)
Weighted average shares outstanding, basic	164,264	161,811	2,453
Weighted average shares outstanding, diluted	164,264	168,195	(3,931)
Net income (loss) for the nine months ended September 30, 2026 was net loss of $94.3 million, or $0.57 per share, basic and diluted, as compared to net income of $422.8 million, or $2.61 per share, basic and $2.53 per share, diluted, for the same period in 2025. The decrease in net income (loss) during the nine months ended September 30, 2026, was primarily due to a decrease in total revenue and total expense.
The increase in weighted average shares outstanding for the nine months ended September 30, 2026 is primarily a result of common stock issued under our incentive programs.
Liquidity Matters and Capital Resources
Our future capital requirements depend on numerous factors including, but not limited to, revenue from our Product sales, milestone payments, royalties, and reimbursements under licensing arrangements with our strategic partners; our projected activities related to the development and commercial support of our COVID-19 Vaccine and our CIC and stand-alone influenza vaccine candidates, including significant commitments under various contract research organization, CMO and contract development and manufacturing organization agreements; the progress of preclinical studies and clinical trials; the time and costs involved in obtaining and maintaining regulatory approvals; the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and other manufacturing, sales, and distribution costs. We plan to continue developing other vaccines and product candidates, such as our potential combination vaccine candidates, which are in various stages of development. Our ability to generate revenue from Product sales is subject to uncertainty specifically as it relates to our ability to successfully develop, manufacture, distribute, and market our updated vaccine and to successfully execute on our licensing arrangements with our strategic partners and our APAs, as discussed below. Additionally, our plans include our ongoing restructuring and cost reduction measures as a part of our Restructuring Plan and may also include raising additional capital through a combination of additional equity and debt financing, collaborations, strategic alliances, asset sales, and marketing, distribution, or licensing arrangements. New financings may not be available to us on commercially acceptable terms, or at all. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, or further downsize our organization, any of which may have a material adverse effect on our business, financial condition, and results of operations.
Sanofi Collaboration and License Agreement
In May 2024, we entered into the Sanofi CLA pursuant to which we received a non-refundable upfront payment of $500 million. As of September 30, 2026, we are eligible to receive additional development, technology transfer, launch, and sales milestone payments totaling up to $425 million related to our stand-alone COVID-19 Vaccine products and combination products containing our COVID-19 Vaccine and Sanofi’s seasonal influenza vaccine (“CIC Products”) and royalty payments on Sanofi’s sales of such licensed products. In addition, for other vaccine products selected by Sanofi that include our Matrix-M™

adjuvant (“Adjuvant Products”), we are eligible to receive development, launch, and sales milestone payments of up to $200 million for each of the first four Adjuvant Products and $210 million for each Adjuvant Product thereafter, and royalty payments on Sanofi’s sales of all such licensed products.
As of September 30, 2026, remaining Sanofi milestone payments of $425 million include $75 million related to COVID-19 Vaccine products receivable upon the completion of the technology transfer of our manufacturing process for the COVID-19 Vaccine products to Sanofi. We are eligible to receive milestone payments totaling up to $350 million in the aggregate with respect to the CIC Products and this total amount is outstanding. We are eligible to receive a $125 million milestone payment upon achievement of initiation of a Sanofi CIC Product Phase 3 trial in the US or Europe and a $225 million CIC Product-related launch milestone. In October 2026, Sanofi dosed the fifth patient in its Phase 3 influenza-COVID-19 combination vaccine trial in the European Union triggering the $125.0 million milestone payment (see Note 18 to our unaudited consolidated financial statements). We are eligible to receive royalty payments in the high teens to low twenties percent on Sanofi’s net sales of such licensed products, which after royalty reductions, results in an effective royalty rate in the high single digits to sub-teens percentages on net sales of Sanofi’s CIC Products and an effective royalty rate in the mid single digits to sub-teens percentages on net sales of Sanofi’s Other Combination Products.
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
Under the Amended Takeda CLA, on an annual basis, we will receive $2.0 million to compensate us for services provided by us under the Amended Takeda CLA. If Takeda receives marketing approval of the COVID-19 Vaccine in that year or such approval is not necessary for such year, we will receive an additional $8.0 million annual milestone payment, of which $5.0 million is creditable against royalties owed by Takeda in its fiscal year 2025 or thereafter. We are eligible to receive a tiered royalty as a percentage of Takeda’s, its affiliates’, and sublicensees’ total net sales in the mid to high-teen percentages (subject to certain capped royalty reductions), commencing on April 1, 2024 and will continue until the later of (a) 20 years after April 29, 2025, (b) all our know-how licensed under the Amended Takeda CLA has become publicly available through no fault of Takeda, and (c) the expiration of the last valid claim in the intellectual property rights licensed by us to Takeda under the Amended Takeda CLA covering COVID-19 Vaccine in Japan.
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

Supply Agreements
As of September 30, 2026, we have $207.2 million of remaining obligations under APAs with certain countries globally, excluding the Vaccine Alliance (“Gavi”). These obligations include $133.9 million related to an APA with the Commonwealth of Australia (“Australia”) for the purchase of doses of COVID-19 Vaccine (the “Australia APA”) and $73.3 million related to various other countries. With respect to the Australia APA, as of September 30, 2026, $64.1 million was classified as current Deferred revenue and $69.8 million was classified as non-current Deferred revenue in our consolidated balance sheet. In December 2024, we entered into an amendment to the Australia APA pursuant to which, among other things, we acknowledged the cancellation by Australia of the delivery of certain doses of our COVID-19 Vaccine scheduled for delivery between the fourth quarter of 2023 and the fourth quarter of 2025 and we agreed to credit approximately $31 million of the advanced payment paid by Australia to us against outstanding invoices and invoices for the future delivery of approximately three million doses of COVID-19 Vaccine without requiring additional cash payments. In addition, the amendment provides for certain remedies for Australia, including return of unused credit, cancellation of doses, or termination of the Australia APA, in the event we are unable to gain regulatory approval of a variant COVID-19 vaccine or supply doses per the terms of the agreement. If we are unable to provide doses per the supply schedule as amended, after six months, Australia may seek to terminate the APA. The amendment also provides Australia with the right to cancel doses if we fail to timely notify Australia of changes to our commercialization plans. In the event that we do not, on or before the relevant contractual deadlines, receive regulatory approval for, and deliver, the seasonally updated COVID-19 Vaccine, up to $92.5 million of deferred revenue may become refundable. Under the terms of the Australia APA, regulatory approval, which we can be achieved through multiple regulatory pathways, is required on or before certain deadlines. We believe such requirements can be satisfied by either (i) TGA approval of Nuvaxovid, or (ii) by TGA approval of a special access importation into the Australian market. We have been pursuing a special access importation from the TGA to help ensure our supply is available for Australia. We are awaiting a final decision on the outcome of its application for special importation. In light of these developments, if we are unable to receive regulatory approval by either means, we may seek alternatives to continued performance under the agreement. With respect to other obligations under APAs of $73.3 million, as of September 30, 2026, $38.1 million was classified as current Deferred revenue and $35.2 million was classified as non-current Deferred revenue in our consolidated balance sheet. Recognition of these amounts are dependent on delivery of doses or expiry of optional dose order quantities.

In November 2024, we entered into a settlement agreement with the Secretary of State for Business, Energy and Industrial Strategy (as assigned to the UK Health Security Agency), acting on behalf of the government of the United Kingdom of Great Britain and Northern Ireland (the “Authority”), pursuant to which we and the Authority agreed to terminate the Amended and Restated Supply Agreement with the Authority and to fully settle the outstanding amount under dispute related to upfront payments of $112.5 million. We agreed to pay a refund of $123.8 million, including interest of $11.3 million to the Authority, in equal quarterly installments of $10.3 million over a three year period, ending in June 2027. As of September 30, 2026, pursuant to our settlement agreement with the UK, the remaining upfront payment previously received from the authority is classified as $30.0 million of Other current liabilities on our consolidated balance sheet.
In February 2024, we and Gavi entered into a Termination and Settlement Agreement (the “Gavi Settlement Agreement”) terminating our APA with Gavi (the “Gavi APA”). In total, the Gavi settlement agreement is comprised of $700 million of potential consideration, consisting of $75 million initial settlement payment, deferred payments of up to $400 million that may be reduced through annual vaccine credits, and an additional credit of up to $225 million that may be applied against certain qualifying sales. As of September 30, 2026, the remaining amounts included on our consolidated balance sheet are classified as $225.0 million in non-current Deferred revenue for the additional credit that may be applied against future qualifying sales, $80.0 million in Other current liabilities, and $130.0 million in Other non-current liabilities. In addition, we and Gavi entered into a security agreement pursuant to which we granted Gavi a security interest in accounts receivable from SII under the SII R21 Agreement (see Note 6 to our accompanying unaudited consolidated financial statements), which will continue for the deferred payment term of the Gavi Settlement Agreement. On February 22, 2024, the claims and counterclaims were dismissed with prejudice.
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
Cash Flows
As of September 30, 2026, we had $627.0 million in cash and cash equivalents, restricted cash and marketable securities as compared to $750.5 million as of December 31, 2025.

We funded our operations for the nine months ended September 30, 2026, primarily with cash and cash equivalents, proceeds from the 2031 Notes and the Credit Agreement, milestone payments under the Sanofi CLA, and revenue from Product sales. In accordance with our ongoing Restructuring Plan, we continue to restructure our global footprint including further reductions in our global workforce. We anticipate our future operations to be funded primarily by milestone payments, royalties, transition services and technology transfer and cost reimbursements under our Sanofi CLA, revenue from Product sales, our cash and cash equivalents and investments in marketable securities, and other potential funding sources including equity financings, which may include at the market offerings, debt financings, collaborations, strategic alliances, asset sales, and marketing, distribution or licensing arrangements.
The following table summarizes cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(199,472)	$(205,160)	$5,688
Investing activities	134,316	(98,750)	233,066
Financing activities	36,877	34,341	2,536
Effect on exchange rate on cash, cash equivalents, and restricted cash	(716)	7,634	(8,350)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(28,995)	(261,935)	232,940
Cash, cash equivalents, and restricted cash at beginning of period	256,052	545,292	(289,240)
Cash, cash equivalents, and restricted cash at end of period	$227,057	$283,357	$(56,300)
Net cash used in operating activities was $199.5 million for the nine months ended September 30, 2026, as compared to $205.2 million of cash used in operating activities for the same period in 2025. The decrease in cash used in operating activities is primarily due to certain cost containment measures to reduce our operating spend, including a reduction in our global commercial footprint and administrative infrastructure.

Net cash provided by investing activities was $134.3 million for the nine months ended September 30, 2026, as compared to $98.8 million of cash used in the same period in 2025. The increase in cash provided by investing activities is primarily due to net cash proceeds from our investments in marketable securities and the completion of the sale of held for sale assets in 2026.
Net cash provided by financing activities was $36.9 million for the nine months ended September 30, 2026, as compared to net cash provided by financing activities of $34.3 million for the same period in 2025. The increase in cash provided by financing activities is primarily due to net proceeds from our Credit Agreement, offset by the net proceeds from the issuance of our Convertible Senior Notes due 2031.
Going Concern
We believe that our cash, cash equivalents, and marketable securities as of September 30, 2026, together with cash expected to be generated from Product sales and Licensing, royalties and other revenue, will be sufficient to enable us to fund our projected operations and capital expenditures through at least the next 12 months from the issuance of the financial statements included in this Quarterly Report on Form 10-Q.
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
We also face foreign currency exchange exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. While the financial results of our global activities are reported in U.S. dollars, the functional currency for our foreign subsidiaries is generally their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. A 10% decline in the foreign exchange rates (primarily against the U.S. dollar) relating to our foreign subsidiaries would result in an increase in stockholders’ deficit of approximately $10 million as of September 30, 2026.
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
Our convertible senior notes have a fixed interest rate. Borrowings under the Credit Agreement bear interest at a variable rate based on a floating benchmark rate plus a margin, which exposes us to interest rate volatility that could increase our use of cash to pay interest. We currently do not engage in any interest rate hedging activity, and we have no intention to do so in the foreseeable future. As of September 30, 2026, a hypothetical 10% change in interest rates would not have resulted in a material impact on our consolidated financial statements. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the assistance of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 and has concluded that there was no change that occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5.    Other Information
Insider Trading Arrangements

During the three months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Operations for the three and nine-month ended September 30, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine-month periods ended September 30, 2026 and 2025, (iii) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine-month ended September 30, 2026 and 2025, (v) the Consolidated Statements of Cash Flows for the nine-month ended September 30, 2026 and 2025, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________________
*Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAVAX, INC.

Date: November 6, 2026	By:	/s/ John C. Jacobs
John C. Jacobs President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)